Form 10-Q
period 1996-09-30
FALCON BUILDING PRODUCTS INC
filed 1996-10-29
CIK 923286

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

          20,070,500 shares of Common Stock as of October 28, 1996

                       FALCON BUILDING PRODUCTS, INC.
                                  FORM 10-Q
                             SEPTEMBER 30, 1996
                                    INDEX


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
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1996             1995
                                                  (UNAUDITED)      (RESTATED)

                     ASSETS
Current assets:
  Cash and cash equivalents                        $   4.6          $   1.1
  Accounts receivable, net                              --              5.1
  Inventories, net                                    72.0             56.9
  Other current assets                                38.9              9.7
  Total current assets                               115.5             72.8

Property, plant and equipment, net                    93.8             88.7
Goodwill                                              53.0             39.4
Other long-term assets                                 9.8              9.9
  Total assets                                     $ 272.1          $ 210.8

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion long-term debt                   $  15.2          $  12.7
  Accounts payable                                    52.6             37.5
  Accrued liabilities                                 35.5             27.2
  Total current liabilities                          103.3             77.4

Long-term debt                                       126.0            110.9
Accrued employee benefit obligations                   8.4              9.0
Other long-term liabilities                           14.9             15.7
  Total liabilities                                  252.6            213.0

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
     10,000,000 shares authorized, none issued
     and outstanding                                   --               --
  Class A stock, par value $.01 per share,
     30,000,000 shares authorized, 20,070,500
     shares issued and outstanding at September
     30, 1996, 6,070,500 shares issued and
     outstanding at December 31, 1995                  0.2              0.1
  Class B stock, par value $.01 per share,
     14,000,000 shares authorized, none issued
     and outstanding at September 30, 1996,
     14,000,000 shares issued and outstanding at
     December 31, 1995                                 --              0.1
  Additional paid-in capital                          18.0            18.0
  Retained earnings (deficit)                          4.3           (17.2)
  Pension liability adjustment                        (0.4)           (0.4)
  Unearned compensation                               (0.4)           (0.6)
  Notes receivable arising from stock purchase
     plan                                             (2.2)           (2.2)
  Total stockholders' equity (deficit)                19.5            (2.2)

Total liabilities and stockholders' equity         $ 272.1         $ 210.8
               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN MILLIONS EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                  QUARTER ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30,          SEPTEMBER 30,
                                 1996       1995        1996       1995
Net Sales
 Air Distribution Products      $ 51.1    $ 41.8       $140.9    $124.3
 Plumbing Fixtures                41.9      36.2        119.4     111.9
 Air Power Products               69.7      42.0        215.1     113.3
   Total                         162.7     120.0        475.4     349.5

Cost of sales                    133.9     100.3        390.9     284.1

Gross earnings                    28.8      19.7         84.5      65.4

Selling, general and
 administrative expenses          12.1       9.1         38.3      28.9
Securitization expenses            1.0       0.9          3.0       2.3

Operating income                  15.7       9.7         43.2      34.2

Net interest expense               2.7       2.6          8.3       7.5

Income before income taxes        13.0       7.1         34.9      26.7

Provision for income taxes         5.0       2.7         13.4      10.3

Net income                      $  8.0    $  4.4       $ 21.5    $ 16.4


Net Income Per Share (a)        $ 0.40    $ 0.22       $ 1.07    $ 0.82



(a)  Based on shares outstanding of 20,070,500 in each period.















               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 21.5      $ 16.4
 Adjustments to reconcile net income to net cash
  from operations:
  Depreciation and amortization                         12.1        11.1
  Cash effect of changes in other working capital
    balances, accrued employee benefit
    obligations, and other long-term liabilities,
    excluding the effects of acquisitions              (14.8)      (16.2)
 Net cash from operating activities                     18.8        11.3

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of businesses                                (18.8)      (10.4)
 Capital expenditures                                  (13.1)      (10.2)
 Other                                                  (0.5)       (1.2)
 Net cash used in investing activities                 (32.4)      (21.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on debt                                 17.1        15.1
 Net cash from financing activities                     17.1        15.1

CHANGE IN CASH AND CASH EQUIVALENTS                      3.5         4.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1.1         2.2
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  4.6      $  6.8















               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                                 (UNAUDITED)


(1) SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION:

    The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. (the "Company"), a subsidiary of Equity Holdings Limited ("EHL"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1995. Certain amounts in the 1995 Balance Sheet have been reclassified to be consistent with the 1996 presentation.

(2) INVENTORIES

    Inventory consists of the following (in millions):

                                      SEPTEMBER 30,    DECEMBER 31,
                                         1996             1995
                                      (UNAUDITED)

        Raw materials and supplies      $ 32.3           $ 21.6
        Work in process                   13.0             10.0
        Finished goods                    26.7             25.3
                                        $ 72.0           $ 56.9

(3) LONG-TERM DEBT

    Long-term debt consists of the following (in millions):

                                    SEPTEMBER 30,     DECEMBER 31,
                                        1996              1995

        Bank Credit Facility
         Revolver                     $ 52.0            $ 26.0
         Term                           86.3              95.0
         Total                         138.3             121.0
        Other                            2.9               2.6
        Less:  Current Portion         (15.2)            (12.7)
         Total long-term              $126.0            $110.9


    At September 30, 1996, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $86.9 million at September 30, 1996.

(4) STOCKHOLDERS' EQUITY

    In May 1996, the Company's Class B stock was transferred from Eagle Industries, Inc. ("Eagle") to EHL, another affiliate of Samuel Zell. As a result of the transfer, the Class B shares were automatically converted into Class A shares pursuant to provisions of the Company's charter.

(5) ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

    Since January 1994, the Company participated in Eagle's securitization program, selling its receivables to Eagle, which in turn sold certain of its receivables, including those acquired from the Company, to a "Master Trust". Due to the number of business divestitures at Eagle during the first quarter of 1996, Eagle decided to terminate its securitization program. Eagle coordinated the termination of its program with the Company to allow the Company to establish it own securitization program.

    In April 1996, the Company entered into receivable sale agreements with a financial institution and its affiliate (collectively, the "Bank Group") whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in all of its accounts receivable for cash, while maintaining a residual interest in the receivables. Under these agreements, which expire in 1999, the maximum amount of proceeds which may be accessed at any one time is $85 million, subject to change based on the level of eligible receivables. To establish this new securitization program, the Company: (1) acquired a special purpose company from Eagle to facilitate the establishment of the Falcon securitization program; 2) acquired from the Master Trust the receivables it had previously sold to Eagle; (3) immediately sold these re-acquired receivables through the special purpose company to the Bank Group; and
    (4) sold the receivables of two of its subsidiaries which were not previously participating in the Eagle securitization program through the special purpose company to the Bank Group. The Company paid $69 million to acquire its receivables from the Master Trust utilizing the $55 million of proceeds received from selling these receivables to the Bank Group plus a $14 million draw on the Company's revolving credit facility. This $14 million represented the Company's residual interest in the receivables sold to the Bank Group. Additionally, the Company received $11 million in cash and retained a residual interest of $3 million from the initial sale of the receivables from subsidiaries not previously participating in the Eagle securitization program. The residual interest at September 30, 1996 was $24.6 million and is reflected in other current assets in the Company's financial statements.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

The following table reflects the Company's results of operations for the quarter ended September 30, 1996, compared to the results of 1995 (dollars in millions):


                                      QUARTER ENDED SEPTEMBER 30,
                                    1996                      1995
                             AMOUNT    % OF SALES     AMOUNT     % OF SALES
    Net sales                $162.7      100.0%       $120.0       100.0%
    Gross Earnings             28.8       17.7          19.7        16.4
    Operating income           15.7        9.6           9.7         8.1
    Income before income
       taxes                   13.0        8.0           7.1         5.9
    Net income                  8.0        4.9           4.4         3.7


Net sales for the quarter were $162.7 million, an increase of $42.7 million over the third quarter of 1995. Excluding sales from acquisitions of $16.6 million, sales increased $26.1 million, of which $19.1 million was due to increased volume in all three base product categories while new air power products accounted for $7.0 million of the increase.

Gross earnings increased $9.1 million from $19.7 million in 1995 to $28.8 million in 1996. Excluding acquisitions, increased margins and gross earnings were realized in all major product categories as a result of a modest price increase in air distribution products and a decline in major raw material costs from 1995 levels.

Third quarter operating income was $15.7 million, an increase of $6.0 million from the $9.7 million recorded in the third quarter of 1995. The gain in gross earnings of $9.1 million, noted above, was partially offset by an increase in selling, general and administrative expense of $3.0 million. The operating cost increases were primarily the result of increased marketing and advertising expenses associated with the growth in retail activity.
Operating expenses as a percent of sales declined from 7.6% in 1995 to 7.4% in 1996.

Income before income taxes of $13.0 million was $5.9 million higher than the comparable 1995 results due to the factors noted above.

Net income was $8.0 million for the quarter, an increase of $3.6 million over 1995 results of $4.4 million, resulting from the factors noted above, partially offset by an increase in the effective tax rate to 38.4% from the 38.0% used in 1995. The change in the effective tax rate reflects the current actual distribution of income by state and the difference in state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The following table reflects the Company's results of operations for the nine months ended September 30, 1996, compared to the results of 1995 (dollars in millions):


                                 NINE MONTHS ENDED SEPTEMBER 30,
                                  1996                     1995
                           AMOUNT    % OF SALES     AMOUNT    % OF SALES
Net sales                  $475.4      100.0%       $349.5      100.0%
Gross Earnings               84.5       17.8          65.4       18.7
Operating income             43.2        9.1          34.2        9.8
Income before
  income taxes               34.9        7.3          26.7        7.6
 Net income                  21.5        4.5          16.4        4.7


Year-to-date net sales were $475.4 million, an increase of $125.9 million over 1995 comparable results. Acquisitions accounted for $87.0 million of the increase, primarily from pressure washer sales at Ex-Cell Manufacturing Company, Inc. New product sales from air power products totaled $13.0 million for the period with the majority of the increase in electric generators. Increased sales volume and mix variances in 1996 added an incremental $26.8 million to 1995 sales levels with increases recorded in all product categories. Excluding acquisitions, sales increased 8% in air distribution products, 4% in plumbing products and 21% in air power products during the comparison period.

Gross earnings increased $19.1 million to $84.5 million from 1995 results, primarily due to the increase volume. Gross margin declined from 18.7% to 17.8%, reflecting the difficult pricing environment being encountered in plumbing products and the lower margins realized on sales from acquisitions.

Operating income increased $9.0 million to $43.2 million, as a result of the increase in gross earnings of $19.1 million, partially offset by increased securitization expense of $0.7 million and increased selling, general and administrative expenses of $9.4 million. As a percent of sales, selling, general and administrative expenses remained constant at 8%. The increased securitization expense resulted from an increase in both the effective interest rate and in average securitized trade receivables during the nine month period.

Income before income taxes was $34.9 million, up from 1995 year-to-date of $26.7 million. The $9.0 million increase in operating income noted above was partially offset by increased interest expense of $0.8 million resulting from increased debt used to fund acquisitions.

Net income was $21.5 million as a result of the factors noted above adjusted for income taxes. The effective tax rate used in both periods was approximately 38.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it will meet its working capital and capital expenditure requirements in 1996 through a combination of operating cash flows, availability under its senior credit facility and through funds available under its accounts receivable securitization program. As discussed in Note 5 to the Company's financial statements, the retained residual interest in the receivables under the new securitization program is reflected in other current assets in the Company's financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        99.1 Press Release regarding the election of a new Director dated September 9, 1996.

     b) Reports on Form 8-K

        None.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FALCON BUILDING PRODUCTS, INC.



                                   By:  /s/  Sam A. Cottone
                                        -------------------
                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  October 29, 1996