Form 10-K405
period 1996-12-31
FALCON BUILDING PRODUCTS INC
filed 1997-03-20
CIK 923286

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 1996 Commission file number: 1-13418

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



     State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

                                 $82,570,131


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          20,048,275 shares of Common Stock as of February 7, 1997



               Documents Incorporated herein by Reference:  None

                         FALCON BUILDING PRODUCTS, INC.

                               TABLE OF CONTENTS



PART I.                                                                                             PAGE

Item 1.  Business ................................................................................   3

Item 2.  Properties ..............................................................................   6

Item 3.  Legal Proceedings .......................................................................   6

Item 4.  Submission of Matters to a Vote of Security Holders .....................................   7

PART II.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters ................   8

Item 6.  Selected Financial Information ..........................................................   9

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of  Operations ..   9

Item 8.  Financial Statements and Supplementary Data .............................................   13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure ...   32

PART III.

Item 10.  Directors and Executive Officers of the Registrant .....................................   32

Item 11.  Executive Compensation .................................................................   34

Item 12.  Security Ownership of Certain Beneficial Owners and Management .........................   38

Item 13.  Certain Relationships and Related Transactions .........................................   39

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................   39

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Falcon Building Products, Inc. ("Falcon" or the "Company") is a leading domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets. The Company's products include air distribution products; ceramic, enameled steel and acrylic plumbing fixtures; and air compressors, electric generators, power washers and OEM compressors. The products that contributed more than 10% of net sales in 1996, 1995 and 1994 were as follows: residential grilles, registers and diffusers as a group were 9%, 11% and 11%, respectively; ceramic china bathroom fixtures were 17%, 22% and 25%, respectively; and air compressors were 23%, 28% and 27%, respectively. Power washers accounted for 13% of net sales in 1996. The Company believes that its products are well regarded as being innovative, of high-quality and competitively priced.

     Eagle Industries, Inc. ("Eagle") incorporated the Company in January
1994 as part of a reorganization of all of the entities comprising Eagle's building products segment. Eagle is a wholly-owned subsidiary of Great American Management and Investment, Inc., a Delaware corporation ("GAMI"), which is wholly-owned by Equity Holdings Limited, an Illinois limited partnership ("EHL"). In November 1994, the Company completed an initial public offering of 6,000,000 shares of Class A common stock (the "Offering") (New York Stock Exchange: "FB"). In May 1996, Eagle distributed its ownership of the Company's Class B common stock (14,000,000 shares) to EHL. Accordingly, Eagle and GAMI have no continuing ownership in the Company. Pursuant to provisions in the Company's charter, the transfer of the Class B common stock resulted in its conversion to Class A common stock.

     Air Distribution Products - The Company is a leading supplier of air distribution products and is the leading manufacturer of residential and light commercial grilles, registers and diffusers for heating, ventilating and air conditioning ("HVAC") applications. These products are marketed under the Hart & Cooley(R), Metlvent(R), Reliable(TM), Tuttle & Bailey(R), Woodwinds(TM) and Valley(TM) brand names. The Company manufactures more than 8,000 air distribution items, including metal grilles, registers and diffusers, gas vent and chimney systems, flexible ducts, louvers, terminal units and electric duct heaters. Products are generally produced on a high-volume, low-cost basis; however, the standard product line is supplemented with custom-engineered products designed to meet specific size or performance requirements.

     Plumbing Fixtures - The Company is a leading domestic producer of ceramic china bathroom fixtures, including toilets and lavatories. The Company also produces enameled steel bathroom tubs and sinks, and acrylic whirlpool tubs as well as brass and plastic trim and fittings. These products are primarily sold to the residential construction market under the Mansfield(R) and Swirl-way(R) brand names.

     Air Power Products - The Company is a leading producer of consumer and commercial air compressors for home improvement applications. The Company manufactures a broad line of air compressors in the 3/4 to 10 horsepower range. These air compressors are electric or gasoline-driven with either oil-lubricated or oil-free pumps and are marketed under several brand names, including Air America(R), Charge Air Pro(R), Pro 4000(TM), Pro Air II(TM) and Steel Driver(R). The Company also manufactures air compressors under private-label programs, the most significant of which is the Craftsman label for Sears Roebuck and Co. ("Sears"). In addition, the Company sells a variety of accessory items such as paint spray guns, nailers and staplers, pneumatic tools, sanders and air hoses for use in home improvement applications. In 1995, several new product lines were introduced, including electric generators, power washers and OEM compressors. These new products, as is the case with compressors, are marketed primarily into retail and home center outlets. In January 1996, Falcon completed the acquisition of Ex-Cell Manufacturing Co., Inc. ("Ex-Cell"). Headquartered in Decatur, Arkansas, Ex-Cell is a leading manufacturer of power washers, marketed through the retail/home center distribution channel under the Ex-Cell(R) brand name.

BUILDING PRODUCTS INDUSTRY

     The building products industry depends primarily on the residential and commercial construction markets. The level of activity in the residential construction market depends on new housing starts and residential alteration and repair projects, which are generally a function of mortgage rates, inflation, unemployment, demographic trends, gross domestic product growth and consumer confidence. According to the U.S. Department of Commerce, domestic housing starts declined from approximately 1.8 million in 1986 to approximately 1.0 million in 1991, improving to approximately 1.5 million in 1996. Domestic housing starts have fluctuated between 1.3 million and 1.5 million from 1993 to 1996. The decline in residential housing starts from the mid 1980's to the present has resulted in pricing pressures in the industry that have not yet been alleviated. However, according to the U.S. Department of Commerce, residential alteration and repair expenditures have grown over the same period, from $91 billion in 1986 to a high of approximately $113 billion in 1995. The Company estimates, based upon management's industry experience, that the residential alteration and repair market accounts for approximately 40% of the Company's net sales. The level of activity of the commercial construction market depends largely on vacancy rates and general economic conditions. According to the U.S. Department of Commerce, commercial construction activity declined from 1986 to 1992 and since then has generally remained flat.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its products nationwide through a variety of distribution channels. Based on 1996 net sales, approximately 52% of the Company's products are distributed to wholesalers and manufacturers' representatives who sell to contractors serving the residential and commercial construction markets. Approximately 48% of the Company's net sales are made to mass merchandisers and retail chains, which sell to homeowners and contractors.

     The Company utilizes a combination of internal sales forces and various representatives to market and sell its products. The Company markets its residential and light commercial air distribution products nationwide to HVAC contractors through over 750 wholesale distributors. The Company provides sales support to these distributors through a direct field sales staff and a customer service group. Independent representatives are also used to supplement the field sales coverage. The Company markets its commercial and industrial air distribution products nationwide primarily to HVAC contractors through over 150 commercial representatives. The Company's commercial representative organization is supported by regional sales managers and a customer service group. The Company markets its ceramic china, acrylic whirlpool baths and enameled steel bathroom fixtures and brass fittings primarily through manufacturers' representatives, who sell to wholesale distributors. These distributors sell to plumbers, building contractors and remodelers. The Company also supplies bathroom fixture products to the retail distribution channel, primarily through Home Depot. The Company markets its air compressor products primarily through consumer distribution channels. These consumer distribution channels constitute approximately 95% of the Company's air compressor sales and include mass merchants, warehouse clubs, home centers, hardware cooperatives and farm and fleet cooperatives. The Company services these consumer channels through a direct sales staff and manufacturers' representatives.

     Sears is the Company's largest customer and in 1996 accounted for approximately 13% of the Company's net sales. The Company is the primary supplier of air compressors to Sears. Under its Craftsman(R) brand, Sears is the largest domestic retailer of air compressors for consumer use.

COMPETITION

     The Company competes with several national and regional suppliers of building products in each of its product areas. In HVAC, the Company competes primarily with one other large HVAC manufacturer and with several national and regional suppliers of HVAC products. In bathroom fixtures, the Company competes with three national manufacturers of plumbing products as well as with several regional producers. In air compressors, the Company is the largest of the three primary suppliers of consumer and commercial air compressors. In power washers, the Company competes primarily with two other large manufacturers and several other smaller producers. Some of the Company's competitors are larger, have greater financial resources and are less leveraged than the Company. The Company believes that it competes successfully in its markets on the basis of quality, service and product differentiation.

PATENTS, TRADEMARKS AND LICENSES

     The Company has been issued several patents worldwide. The Company believes that its patents are important to its business operations; however, the Company does not believe that the expiration or loss of any of its patents would have a material adverse effect on the Company.

     The Company owns a number of trademarks, including Hart & Cooley(R), Metlvent(R), Reliable(TM), Tuttle & Bailey(R), Woodwinds(TM), Valley(TM), Mansfield(R), Swirl-Way(R), Kilgore(TM), Air America(R), Charge Air Pro(R), Ex-Cell(R) and Pro Air II(TM). The Company also has several licenses for various trademarks, including a license to use the DeVilbiss trademark. The DeVilbiss license has a ten-year term (expiring in April 2000) and may be renewed at the Company's option for two successive ten-year renewal periods. The Company believes that its trademarks and its licenses are important to its business operations, but does not believe that the expiration or loss of any trademark or license would have a material adverse effect on the Company.

RAW MATERIALS AND SUPPLIERS

     The raw materials and component parts used in the Company's operations include steel, aluminum, clay, mylar and electric motors. Most of the Company's purchases are sourced domestically and nearly all of the Company's purchases are readily available through multiple sources. During 1995 a world-wide shortage of mylar occurred, restricting availability and increasing cost. By the end of 1995, availability had improved. In the last five years, the Company has not experienced any other shortages that materially affected production. Purchases are typically made through blanket order releases that span a period from several months up to one year. In 1995, double-digit inflation was encountered in certain of the basic raw materials and components used in the manufacturing process. The total raw material cost inflation in 1995 added approximately $18 million to Falcon's 1995 cost of sales. During 1996, raw material costs eased and, in some specific items, have declined below year-end 1995 levels.

BACKLOG

     The Company's backlog at December 31, 1996 and 1995 was $22.0 million and $10.6 million, respectively. The current backlog is expected to be shipped during the first quarter of 1997.

EMPLOYEES

     The Company employed approximately 4,100 persons as of December 31, 1996. Approximately 2,200 hourly employees are covered by six collective bargaining agreements expiring through 1999. The Company believes that its labor relations are satisfactory at all of its facilities.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operation of manufacturing plants entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities in the future. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

     The Company is involved in environmental proceedings initiated by state or local governmental agencies pertaining to two of its facilities. The Company is currently working with the appropriate agencies on a remedial plan for the closure of an on-site landfill at the Company's Holland, Michigan facility that is currently estimated to cost approximately $400,000. The Company is also working with the appropriate agencies on a remedial plan for the closure of one on-site and four off-site landfills at or near the Company's Perrysville, Ohio facility that is currently estimated to cost approximately $1,000,000. In addition, the Company is in the process of making capital alterations at its Perrysville, Ohio foundry, in response to an environmental compliance variance. The Company believes that its reserves are adequate and that its liabilities for these matters will not have a material adverse effect on the Company's financial condition, annual results of operations or competitive position; however, there can be no assurance that the Company will not incur costs or liabilities in the future that will have a material adverse effect on the Company. Capital expenditures and expenses (including ordinary course of business hauling and disposal expenses) in 1996 attributable to environmental matters were not material in relation to the Company's consolidated financial position or results of operations.

REGULATORY

     The Company's products are subject to extensive regulation by national, state, local and foreign authorities. For a current matter involving plastic venting systems, see Item 3, Legal Proceedings.

ITEM 2.  PROPERTIES

     The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistent with the Company's plans and do not have substantial excess capacity. The Company's principal facilities consist of the following:

                                                                      APPROX. SQUARE
        LOCATION                         PRINCIPAL USE                   FOOTAGE        LEASED/OWNED
--------------------------    ------------------------------------    ---------------   ------------
Holland, Michigan.........    Office, Manufacturing                          613,000       Owned
Kilgore, Texas............    Office, Manufacturing, Warehouse               544,000       Owned
Perrysville, Ohio.........    Office, Manufacturing, Warehouse               494,200       Owned
Walnut, California........    Office, Manufacturing, Warehouse               414,000       Owned
Jackson, Tennessee........    Office, Manufacturing, Warehouse               341,100       Owned
Huntsville, Alabama.......    Office, Manufacturing                          219,000       Owned
Memphis, Tennessee........    Office, Manufacturing, Warehouse               204,000       Leased
Geneva, Alabama...........    Office, Manufacturing                          203,000       Owned
Jackson, Tennessee........    Manufacturing, Warehouse                       103,000       Leased
Shelby, Ohio..............    Warehouse                                      171,500       Leased
Sanger, California........    Office, Manufacturing, Warehouse               142,000       Leased
Henderson, Texas..........    Manufacturing, Warehouse                       124,600       Owned
Decatur, Arkansas.........    Office, Manufacturing, Warehouse               105,980       Owned
Jackson, Tennessee........    Warehouse                                       90,000       Leased
Sparks, Nevada............    Distribution Center                             73,000       Leased
Big Prairie, Ohio.........    Manufacturing                                   60,000       Owned
Gravette, Arkansas........    Warehouse                                       33,000       Leased

     The Company's facility in Memphis, Tennessee is leased pursuant to a lease that expires in October 1997, with renewal options to 1998. The Company's facility in Sparks, Nevada is leased pursuant to a lease that expires in December 2000. One of the Company's Jackson, Tennessee facilities is leased pursuant to a lease that expires in August 1998, with renewal options to 1999. The other leased facility in Jackson, Tennessee is leased pursuant to a lease that expires in August 1997, with an extension option to November 1997. The Company's facility in Shelby, Ohio is leased on a month-to-month basis. The Sanger, California facility is leased through December 1997, with renewal options for an additional five years. The Company's facility in Gravette, Arkansas is leased pursuant to a lease that expires in June 1997.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business, including the environmental matters described in Item 1 above. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims, individually and in the aggregate, are either without merit, are covered by insurance or are adequately reserved for, and will not have a material adverse effect on its financial condition or results of operations.

     In addition to the matters covered by the preceding paragraph, in May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting systems for gas appliances, including the Ultravent system manufactured by the Company. This action resulted from reports of problems with high temperature plastic venting systems, including improper installation, cracking, inadequate joint adhesion, and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") banned sales of these plastic venting systems in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, high temperature plastic venting systems in Ontario have been corrected.

     The Company is a defendant in a suit that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers, public utilities and listing agencies by the Ontario New Home Warranty Program, which is responsible for the cost of replacing vent material in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. Most gas appliance manufacturers in Canada and the United States no longer certify these venting systems for use with their products. The Company is also a defendant in a lawsuit filed by Goodman Manufacturing, an appliance manufacturer that is replacing its own installations and has sued three defendants for reimbursement of its costs.
The Company has been named as a defendant in a class action lawsuit which has been filed in the United States regarding high temperature plastic venting.

     The Company is engaged in ongoing discussions with the United States Consumer Product Safety Commission, ("CPSC") which has been advised of the ULC action and the actions taken by the MCCR. The CPSC continues to investigate high temperature plastic venting and has met with all of the manufacturers of high temperature plastic vents, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting, vent sealant compounds and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving plastic venting and it is probable that in the near term the CPSC will mandate a corrective action program which would impact heating appliance manufacturers, plastic resin manufacturers, and plastic venting manufacturers, including the Company. Several appliance manufacturers have announced their intention to replace plastic vent product with alternative systems which have been approved by the CPSC. Company sales of Ultravent products in the United States and Canada in 1995 and 1996 were minimal.

     While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management currently believes that the after-tax cost to the Company of resolving the Ultravent matter could range from a non-material amount to $20.0 million, after considering reimbursements and insurance recoveries. With respect to this matter, the Company has filed a lawsuit against its insurance carriers. Although no assurances can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have a material effect on future results of operations in the period recognized.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders of Falcon through a solicitation of proxies or otherwise.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The following table sets forth for the period indicated the high and low sales price for a share of the Company's Class A common stock on the New York Stock Exchange. The Company's Class A common stock is traded under the symbol "FB".



                                           High       Low
                                         --------   -------
1996
----
Quarter Ended December 31, 1996........  $14 3/4    $11 1/8
Quarter Ended September 30, 1996.......   13 1/2         10
Quarter Ended June 30, 1996............   12 7/8      8 3/4
Quarter Ended March 31, 1996...........   10 1/2      8 1/4

1995
----
Quarter Ended December 31, 1995........  $ 9 3/4    $ 7 3/8
Quarter Ended September 30, 1995.......   11 3/4      8 5/8
Quarter Ended June 30, 1995............   10 5/8      8 1/2
Quarter Ended March 31, 1995...........   11 5/8      9 3/4

     The number of shareholders of record as of December 31, 1996 was 102. No dividends have been paid to the shareholders since the Offering in November 1994 and no dividends are expected to be declared in the near future. In addition, the Company's Bank Credit Facility contains covenants that may restrict the payment of dividends.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the five years in the period ended December 31, 1996.


                                                     YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                            1996      1995      1994      1993      1992
                                            ----      ----      ----      ----      ----
                                              (in millions, except per share amounts)
INCOME STATEMENT DATA:
    Net sales............................. $633.2    $471.3    $440.7    $372.3    $345.2
    Operating income......................   59.8      45.8      51.7      45.2      42.4
    Net income before cumulative effect of
      changes in accounting principles....   30.0      22.1      25.9      22.1      18.7
    Net income (a)........................   30.0      22.1      25.9      18.5      18.7

Per share:
    Net income before cumulative effect of
      changes in accounting principles.... $ 1.50    $ 1.10     $1.29    $ 1.10    $ 0.93
    Net income............................   1.50      1.10      1.29      0.92      0.93

BALANCE SHEET DATA:
    Total assets.......................... $261.7    $210.8    $187.5    $218.9    $212.2
    Long-term debt (b)....................  109.1     110.9     103.8       2.7       2.0
    Total liabilities (b).................  233.8     213.0     212.1     145.3     156.6
    Stockholders' equity (deficit) (c)....   27.9      (2.2)    (24.6)     73.6      55.6

    a) Net income for the year ended December 31, 1993 reflects a charge of $3.6 million relating to the cumulative effect of changes in the method of accounting for income taxes and postemployment benefits.

    b) A Bank Credit Facility was entered into at the time of the Offering in November 1994. Historical comparisons are not meaningful as the debt structure of the Company was altered subsequent to the Offering.

    c) The Company's equity structure was altered in connection with the Offering in November 1994. As a result, historical comparisons are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RELATIONSHIP TO EAGLE

     Eagle incorporated the Company in January 1994 as part of a reorganization of all the entities comprising Eagle's building products segment. Eagle is a wholly-owned subsidiary of GAMI, which is wholly-owned by EHL. In May 1996, Eagle distributed its ownership of the Company's Class B common stock to EHL. As a result of the transfer, the Class B shares were automatically converted into Class A shares pursuant to provisions of the Company's charter. EHL beneficially owns approximately 70% of the Company's outstanding Common Stock.

     Pursuant to a corporate services agreement, Eagle provides certain management, financial and administrative services to the Company. In addition, certain executive officers of the Company are also executive officers of Eagle and spend approximately 50% of their time on the business and affairs of Eagle. Between January 1994 and April 1996, the Company participated in Eagle's asset securitization program. Due to the number of business divestitures at Eagle during the first quarter of 1996, Eagle decided to terminate its asset securitization program. Eagle coordinated the termination of its program with the Company to allow the Company to establish its own asset securitization program, which began in May 1996.

INDUSTRY INFORMATION

     Demand for the Company's products depends primarily on the residential construction market and, to a lesser extent, on the commercial construction market. The level of activity in the residential construction market depends on new housing starts and residential alteration and repair projects which are a function of many factors not within the Company's control, including mortgage rates, inflation, unemployment, demographic trends, gross domestic product growth and consumer confidence. The level of activity in the commercial construction market depends largely on vacancy rates and general economic conditions. Because the residential and commercial construction markets are sensitive to cyclical changes in the economy, future downturns in the economy or lack of substantial improvement in the economy could negatively affect the Company's operating results. In addition, the Company's operating results have in the past and could in the future be negatively impacted by increases in raw material costs, which are not within the control of the Company.

     The Company does not believe that the decline in Ultravent sales, disclosed in Note 13 to the Financial Statements, will have a material adverse effect on the financial condition or operating results of the Company as internal growth plans emphasize other, newly developed product lines. See Item 3 above and Note 13 for additional information. This statement is a "forward looking statement" within the meaning of the safeharbor provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Ultravent proceedings may differ materially from the Company's expectations as a result of regulatory and legal developments.

RESULTS OF OPERATIONS


                                             YEAR ENDED DECEMBER 31,
                        -----------------------------------------------------------------
                               1996                   1995                   1994
                        -------------------  --------------------    --------------------
                                                 (IN MILLIONS)
                        AMOUNT   % OF SALES  AMOUNT    % OF SALES    AMOUNT    % OF SALES
                        ------   ----------  ------    ----------    ------    ----------
Net sales.............. $633.2     100.0%    $471.3      100.0%      $440.7       100.0%
Gross earnings.........  112.9      17.8%      86.9       18.4%        90.2        20.5%
Operating income.......   59.8       9.4%      45.8        9.7%        51.7        11.7%

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales were $633.2 million, an increase of $161.9 million over 1995 net sales of $471.3 million. In January 1996, the Company acquired Ex-Cell, a manufacturer of power washers. In addition, in May 1996 the Company acquired a product line of decorative metal and wooden grilles and registers. Excluding the impact of acquisitions, net sales increased $54.4 million or 11.5%. This increase was due to increased sales volume in all product categories resulting, in part, from an increase in housing starts as well as market penetration gains. New product sales, primarily electric generators, contributed $16.2 million to the increase. Favorable pricing in air distribution products was offset by strong price competition in plumbing fixtures.

     Gross earnings of $112.9 million increased $26.0 million from 1995 gross earnings of $86.9 million. This increase was primarily due to increased volume and the impact of acquisitions. Gross margin declined to 17.8% from 18.4% in 1995 due primarily to lower margins realized on the sales contributed by acquired businesses and increased sales of lower margin HVAC products.

     Operating income of $59.8 million was $14.0 million or 30.3% higher than in 1995. This increase was primarily due to increased sales volume and the impact of acquisitions, partially offset by an increase in securitization expense of $0.8 million and increased selling, general and administrative expenses of $11.2 million. As a percent of sales, selling, general and administrative expenses declined slightly to 7.7% from 8.0% in 1995.

     Interest expense increased $1.0 million to $11.0 million. This increase was primarily due to the increased average monthly debt levels resulting from acquisitions and the establishment of the Company's securitization program.

     The income tax provision of 38.4% for the year reflected the effect of state income taxes and non-deductible expenses, including goodwill amortization.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales were $471.3 million, an increase of 7.0% over 1994 net sales of $440.7 million. This increase in sales resulted primarily from growth in existing product lines, new product introductions in Air Power Products, as well as the acquisition of the acrylic whirlpool bath business, Swirl-way. Further sales growth was restricted by a general softness in housing starts, down 8% from 1994 levels, and inventory destocking programs in both the retail and the wholesale distribution channels. These factors combined to limit the Company's flexibility, precluding additional pricing action during the year, as competitive pressures remained strong.

     Gross earnings of $86.9 million for 1995 were $3.3 million, or 3.7% below comparable 1994 results. The gains recorded in pricing, volume, new products and acquisitions were not adequate to cover the raw material cost inflation of approximately $18 million encountered in all three businesses, as double digit increases were encountered during the year. The resulting decrease in gross margin was significant, dropping from 20.5% in 1994 to 18.4% in 1995.

     Operating income fell from $51.7 million to $45.8 million. Excluding securitization expense, selling, general and administrative expenses increased by $1.2 million, or approximately 4% of incremental sales for the year. In addition, securitization expense increased $1.4 million, reflecting the accounts receivable activity associated with the sales increases recorded during the year, as well as higher effective interest rates. The combination of these gross earnings and operating expense items caused operating margins to decline from 11.7% in 1994 to 9.7% in the current year.

     Interest expense increased $1.7 million in 1995 to $10.0 million. This was a result of the combination of increased debt levels and higher interest rates encountered during the year.

     The income tax provision of 38.4% for the year reflected the effect of state income taxes and non-deductible expenses, including goodwill amortization. The 1994 provision for income tax was 40.4%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has met its working capital needs and capital expenditure requirements primarily through operating cash flow. Prior to the Company's initial public offering in November of 1994, Eagle provided short-term liquidity to the Company, offered centralized treasury functions and handled substantially all of the Company's investing and borrowing activities. Since the Offering, the Company has established third-party credit facilities and will satisfy its debt service requirements and meet its working capital and capital expenditure needs through a combination of operating cash flow, availability under the revolving portion of the Bank Credit Facility and funds available through the asset securitization program.

     Prior to the Offering, the Company was included in GAMI's consolidated federal income tax returns. In addition, the Company filed certain combined state tax returns with GAMI until the distribution to EHL in 1996. In December 1996, the Company paid GAMI $4.6 million for a final tax sharing payment for tax liabilities incurred while it was included in GAMI's income tax returns, pursuant to the GAMI-Falcon Disaffiliation Tax Sharing Agreement.

     Net cash flow from operating activities was $41.1 million for 1996 compared to $19.4 million for 1995. This increase was primarily due to the increase in net income and a decrease in working capital requirements. The Company believes that operating cash flow and availability under the Bank Credit Facility will be adequate to satisfy its debt requirements and to meet working capital, capital expenditures and acquisition needs in 1997.

CAPITAL EXPENDITURES

     Capital expenditures were $20.0 million, $16.4 million and $19.7 million for 1996, 1995, and 1994, respectively. The Company expects to spend approximately $24.8 million in 1997 for various capital projects, including quality enhancement, cost improvement, regulatory compliance, efficiency improvement, increased capacity and normal maintenance projects. The Company's commitments for capital expenditures at the end of 1996 were approximately $1.5 million. Capital expenditures attributable to environmental matters were not material in any of these years, nor does the Company believe that such expenditures will be material in 1997.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     Sales of certain products of the Company are subject to seasonal variation. Seasonal factors historically have not had a significant effect on working capital requirements as the Company has been able to adjust its production to meet seasonal demands. Due to seasonal factors associated with the construction industry, sales of products are typically higher during the second and third quarters than at other times of the year. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

INFLATION

     Raw material cost inflation had a material impact on 1995 operating income. Increased raw material costs over 1994 totaled approximately $18.2 million. The effect of inflation on 1996 operating results was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             PAGE


Report of Independent Public Accountants....................  14

Consolidated Balance Sheets.................................  15

Consolidated Statements of Income...........................  16

Consolidated Statements of Stockholders' Equity.............  17

Consolidated Statements of Cash Flows.......................  18

Notes to Consolidated Financial Statements..................  19

Supplementary Financial Data (Unaudited)....................  31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Falcon Building Products, Inc.:

     We have audited the accompanying Consolidated Balance Sheets for Falcon Building Products, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Building Products, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                     ARTHUR ANDERSEN LLP


Chicago, Illinois
February 5, 1997

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                    DECEMBER 31,
                                                              -------------------------
                                                                1996           1995
                                                              --------     ------------
                                                                            (RESTATED)
                          ASSETS
Current assets:
   Cash and cash equivalents.................................  $  3.9          $  1.1
   Accounts receivable, net..................................      --             5.1
   Inventories, net..........................................    76.2            56.9
   Other current assets......................................    15.6             9.7
                                                               ------          ------
   Total current assets......................................    95.7            72.8

Property, plant and equipment, net...........................    97.4            88.7
Goodwill.....................................................    59.1            39.4
Other assets.................................................     9.5             9.9
                                                               ------          ------
   Total assets..............................................  $261.7          $210.8
                                                               ======          ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion long-term debt............................  $ 15.2          $ 12.7
   Accounts payable..........................................    50.1            37.5
   Accrued liabilities.......................................    30.9            27.2
                                                               ------          ------
   Total current liabilities.................................    96.2            77.4

Long-term debt...............................................   109.1           110.9
Accrued employee benefit obligations.........................     8.7             9.0
Other long-term liabilities..................................    19.8            15.7
                                                               ------          ------
   Total liabilities.........................................   233.8           213.0
                                                               ------          ------

Stockholders' equity:
   Preferred stock, par value $1.00 per share, 10,000,000
      shares authorized, none issued and outstanding......         --              --
   Class A stock, par value $.01 per share, 30,000,000
      shares authorized, 20,070,500 issued and outstanding
      at December 31, 1996, 6,070,500 shares issued and
      outstanding at December 31, 1995.......................     0.2             0.1
   Class B stock, par value $.01 per share, 14,000,000 shares authorized, none issued and outstanding at December 31,
      1996, 14,000,000 shares issued and outstanding at
      December 31, 1995......................................      --             0.1
   Additional paid-in capital................................    18.0            18.0
   Retained earnings (deficit)...............................    12.8           (17.2)
   Pension liability adjustment..............................    (0.5)           (0.4)
   Unearned compensation.....................................    (0.4)           (0.6)
   Notes receivable arising from stock purchase plan.........    (2.2)           (2.2)
                                                               ------          ------
   Total stockholders' equity................................    27.9            (2.2)
                                                               ------          ------

   Total liabilities and stockholders' equity................  $261.7          $210.8
                                                               ======          ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                       ------   ------   ------
Net sales......................................        $633.2   $471.3   $440.7
Cost of sales..................................         520.3    384.4    350.5
                                                       ------   ------   ------
   Gross earnings..............................         112.9     86.9     90.2

Selling, general and administrative expenses...          49.0     37.8     36.6
Securitization expense.........................           4.1      3.3      1.9
                                                       ------   ------   ------
   Operating income............................          59.8     45.8     51.7

Net interest expense...........................          11.0     10.0      8.3
                                                       ------   ------   ------
Income before income taxes.....................          48.8     35.8     43.4
Provision for income taxes.....................          18.8     13.7     17.5
                                                       ------   ------   ------
   Net income..................................        $ 30.0   $ 22.1   $ 25.9
                                                       ======   ======   ======

Earnings per share:
   Net income..................................        $ 1.50   $ 1.10   $ 1.29
                                                       ======   ======   ======



   Shares outstanding for all periods:  20,070,500

SUPPLEMENTARY PRO FORMA INCOME DATA-UNAUDITED (NOTE 3)

Operating income...............................            --       --   $ 50.6
Net income.....................................            --       --   $ 26.0

Earnings per share common share:
Net income.....................................            --       --   $ 1.30

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)


                                                                                                                   NOTES
                                                     ADDITIONAL                       PENSION                    FROM STOCK
                                  CLASS A  CLASS B    PAID-IN    RETAINED EARNINGS   LIABILITY      UNEARNED      PURCHASE
                                   STOCK    STOCK     CAPITAL        (DEFICIT)       ADJUSTMENT   COMPENSATION      PLAN
                                  -------  -------   ----------  -----------------   ----------   ------------   ----------
Balance at December 31, 1993.....  $ --     $  --     $  28.2        $  45.8           $(0.5)         $ --          $  --
 Net income......................    --        --          --           25.9               --           --             --
 Sales of Class A Stock..........   0.1        --        63.4             --               --           --             --
 Conversion of Common
  Stock to Class B Stock.........    --       0.1        (0.1)            --               --           --             --
 Stock purchase plan.............    --        --         2.4             --               --           --           (2.2)
 Unearned compensation
  restricted stock...............    --        --         0.8             --               --         (0.8)            --
 Assumption of deferred
  financing fees from affiliate..    --        --         3.0             --               --           --             --
 Dividends paid to affiliate.....    --        --          --         (111.0)              --           --             --
 Assumption of debt from
  affiliate......................    --        --      (114.9)            --               --           --             --
 Forgiveness of advances from
  affiliate......................    --        --        35.2             --               --           --             --
                                   ----     -----     -------        -------            -----        -----          -----

 Balance at December 31, 1994....   0.1       0.1        18.0          (39.3)            (0.5)        (0.8)          (2.2)
  Net income.....................    --        --          --           22.1               --           --             --
  Other..........................    --        --          --             --              0.1          0.2             --
                                   ----     -----     -------        -------            -----        -----          -----

 Balance at December 31, 1995....   0.1       0.1        18.0          (17.2)            (0.4)        (0.6)          (2.2)
 Net income......................    --        --          --           30.0               --           --             --
 Conversion of Class B Stock
  to Class A Stock...............   0.1      (0.1)         --             --               --           --             --
  Other..........................    --        --          --             --             (0.1)         0.2             --
                                   ----     -----     -------        -------            -----        -----          -----

 Balance at December 31, 1996....  $0.2     $  --     $  18.0        $  12.8            $(0.5)       $(0.4)         $(2.2)
                                   ====     =====     =======        =======            =====        =====          =====

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)



                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                               --------------------------------
                                                                                1996          1995        1994
                                                                               ------        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................       $ 30.0        $ 22.1      $  25.9
  Adjustments to reconcile net income to net cash from operations:
    Depreciation........................................................         13.7          12.9         11.0
    Amortization........................................................          1.8           2.1          1.9
    Deferred income tax provision (benefit).............................         (2.9)          0.2         (1.3)
    Proceeds from the initial sale of accounts receivable...............           --            --         54.3
    Cash effects, excluding acquisitions, of changes in:
        Accounts receivable, net of residual interest...................          6.2           0.3         (4.5)
        Inventories.....................................................        (14.0)        (10.2)        (5.7)
        Other current assets............................................         (1.5)          1.4          1.7
        Accounts payable................................................         10.2         (13.0)        19.6
        Accrued liabilities and accrued employee benefit obligations....         (2.4)          3.6          6.0
                                                                               ------        ------      -------

  Net cash from operations:...........................................           41.1          19.4        108.9
                                                                               ------        ------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses..............................................          (18.8)        (10.4)          --
  Capital expenditures................................................          (20.0)        (16.4)       (19.7)
  Other...............................................................            0.2          (2.2)        (0.4)
                                                                               ------        ------      -------

  Net cash used in investing activities...............................          (38.6)        (29.0)       (20.1)
                                                                               ------        ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..........................             --            --         63.3
  Proceeds from bank credit facility..................................             --            --        115.0
  Net payments to affiliate...........................................             --            --       (263.7)
  Net borrowings (repayments) of debt.................................            0.3           8.5         (2.6)
                                                                               ------        ------      -------
  Net cash provided by/(used in) financing activities.................            0.3           8.5        (88.0)
                                                                               ------        ------      -------

CHANGE IN CASH AND CASH EQUIVALENTS...................................            2.8          (1.1)         0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................            1.1           2.2          1.4
                                                                               ======        ======      =======
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................         $  3.9        $  1.1      $   2.2
                                                                               ======        ======      =======

NET CASH PAID DURING THE PERIOD FOR:
  Interest............................................................         $ 11.0        $ 10.3      $   7.6
  Income taxes to affiliate...........................................            4.6            --         18.8
  Income taxes to third parties.......................................           23.5          14.2          1.5

NON-CASH ACTIVITY:
  Forgiveness of debt by affiliate....................................         $   --        $   --      $  35.2

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


(1)  BASIS OF PRESENTATION

     Falcon Building Products, Inc. (the "Company") is a manufacturer and distributor of products for the residential and commercial construction and home improvement markets.

     Pursuant to a reorganization in contemplation of a public offering to sell common stock, the Company was restructured and recapitalized as an indirect wholly-owned subsidiary of Eagle Industries, Inc. ("Eagle"). Eagle is a wholly-owned subsidiary of Great American Management and Investment, Inc. ("GAMI") which is wholly-owned by Equity Holdings Limited, an Illinois limited partnership ("EHL"). In connection therewith, Eagle contributed to the Company the stock and certain assets and liabilities of the companies comprising Eagle's building products segment. This contribution has been accounted for in a manner similar to that utilized in pooling-of-interest accounting. On November 9, 1994, the Company completed an initial public offering of 6,000,000 shares (30%) of its Class A common stock (the "Offering"). In May 1996, Eagle distributed its ownership of the Company's Class B common stock to EHL. Pursuant to provisions in the Company's charter, the transfer of the Class B common stock to EHL resulted in its conversion to Class A common stock.

     The Company's 1994 financial information included herein is not necessarily indicative of the results that would have been reported if the Company had operated as an unaffiliated enterprise. The Consolidated Statements of Income include a proportional allocation of costs incurred by Eagle that benefited the Company. Such expenses relate to strategic direction, operating oversight, legal, finance and administration of benefit and insurance programs. Management believes that the allocation method is reasonable (see
Note 12). If the Company had not operated as a subsidiary of Eagle, but rather had operated as an unaffiliated public company, management believes operating expenses would have been approximately $0.9 million higher in the year ended December 31, 1994. The increased expenses include additional personnel, investor relations, director and officer insurance and director fees and expenses.

(2)  SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF CONSOLIDATION:

     The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain historical data have been restated to conform to the 1996 presentation.

     USE OF ESTIMATES:

     These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation is used for 41.1% and 62.4% of inventory at December 31, 1996 and 1995, respectively. The first-in, first-out ("FIFO") method of inventory valuation is used for the remaining inventory.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


undiscounted cash flows is less than the carrying amount of the asset. There was no material effect on the financial statements from the adoption of SFAS No. 121 as the Company's prior impairment recognition practice was consistent with the major provisions of the statement.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. The straight-line method is generally used to provide for depreciation over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and 3 to 12 years for machinery and equipment.

     GOODWILL:

     Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis, primarily over forty years. Accumulated amortization was $13.6 million and $11.8 million at December 31, 1996 and 1995, respectively. The recoverability of goodwill is reassessed periodically to determine if current operating income is sufficient to recover the current amortization. When events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization.

     REVENUE RECOGNITION:

     The Company recognizes revenues as products are shipped to customers.

     INCOME TAXES:

     The Company was included in GAMI's consolidated U.S. federal income tax return until the consummation of the Offering in November 1994. In addition, the Company filed certain combined state tax returns with GAMI until the distribution to EHL in 1996. Under the terms of the GAMI-Falcon Disaffiliation Tax Sharing Agreement (the "Tax Sharing Agreement"), the Company computed and paid to GAMI its liability for U.S. federal income taxes as if the Company filed a separate U.S. federal income tax return. For periods subsequent to the Offering, a separate U.S. federal income tax return will be filed for the Company. The Company files separate U.S. state income tax returns.

     EARNINGS PER SHARE:

     Earnings per share amounts were calculated based on 20,070,500 shares outstanding, the number of shares outstanding as a result of the consummation of the Offering. This does not reflect the Company's historical capital structure.

(3)  PRO FORMA INFORMATION

     The supplementary pro forma net income and per share data included in the Consolidated Statements of Income reflects the results of operations for the year ended December 31, 1994 adjusted to reflect (i) the sale of 6,000,000 shares of common stock by the Company in the Offering, (ii) incremental stand-alone costs for operating as a public entity, (iii) costs associated with the Company's participation in Eagle's asset securitization program (see Note
5), (iv) the change in interest expense associated with the new Bank Credit Facility (prior to the amendment and restatement in June, 1995), and (v) the tax effects of these adjustments, as if the Offering (and resulting adjustments) had been consummated at the beginning of the period presented.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


(4)  ACQUISITIONS

     On January 2, 1996, the Company acquired the stock of Ex-Cell Manufacturing Company, Inc. ("Ex-Cell"), a manufacturer of cold-water power washers. The Company paid $18.8 million in cash for the stock of Ex-Cell and estimates that it will pay an additional $6.5 million over the next three years beginning in February 1997. The acquisition was accounted for as a purchase and resulted in $19.5 million of goodwill.

(5)  ACCOUNTS RECEIVABLE

     Between January 1994 and April 1996, the Company participated in Eagle's securitization program, selling its receivables to Eagle, which in turn sold certain of its receivables, including those acquired from the Company, to a "Master Trust". Due to the number of business divestitures at Eagle during the first quarter of 1996, Eagle decided to terminate its securitization program. Eagle coordinated the termination of its program with the Company to allow the Company to establish it own securitization program.

     In April 1996, the Company entered into receivable sale agreements with a financial institution and its affiliate (collectively, the "Bank Group") whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in all of its accounts receivable for cash, while maintaining a residual interest in the receivables. Under these agreements, which expire in 1999, the maximum amount of proceeds which may be accessed at any one time is $85 million, subject to change based on the level of eligible receivables. To establish this new securitization program, the Company: (1) acquired a special purpose company from Eagle to facilitate the establishment of the Falcon securitization program; (2) acquired from the Master Trust the receivables it had previously sold to Eagle; (3) immediately sold these re-acquired receivables through the special purpose company to the Bank Group; and (4) sold the receivables of two of its subsidiaries, which were not previously participating in the Eagle securitization program, through the special purpose company to the Bank Group. The Company paid $69 million to acquire its receivables from the Master Trust utilizing the $55 million of proceeds received from selling these receivables to the Bank Group plus a $14 million draw on the Company's revolving credit facility. This $14 million represented the Company's residual interest in the receivables sold to the Bank Group. Additionally, the Company received $11 million in cash and retained a residual interest of $3 million from the initial sale of the receivables from subsidiaries not previously participating in the Eagle securitization program.

     At December 31, 1996, uncollected receivables sold under the agreement were $75.2 million. Included in the Company's financial statements in other current assets is a net residual interest of $1.9 million. The expense incurred on the sale of the receivables under these programs was $4.1 million, $3.3 million and $1.9 million in years ended December 31, 1996, 1995 and 1994, respectively.

(6)  DEBT

     BANK CREDIT FACILITY:

     In connection with the Offering, the Company entered into a senior credit facility with a group of banks. On June 30, 1995, the Company amended and restated its senior credit facility, increasing it to a $250 million credit facility (the "Bank Credit Facility"). The Bank Credit Facility consists of a six year $100.0 million term loan, maturing in June 2001, due in quarterly installments increasing in amount from $2.5 million at September 30, 1995 to $6.25 million per quarter beginning in September 2000, and a $150.0 million revolving credit facility (the "Revolver") that expires in 2001, which may be extended through 2002. Borrowings under the Bank Credit Facility bear interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin, or at the prime rate plus a margin. The Bank Credit Facility is secured by substantially all of the inventory, intangibles, property, plant, equipment and capital stock of the Company's subsidiaries. At December 31, 1996, the term loan and revolver loan portions outstanding under the Bank Credit Facility were $82.5 million and $39.0 million, respectively. The Bank Credit Facility also allows for $25.0 million to be used in the form of letters of credit. The use of letters of credit reduces the availability of funds under the Revolver.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


     The Bank Credit Facility contains various covenants pertaining to the maintenance of certain cash flow and expense coverage ratios, the incurrence of additional indebtedness and restrictions on the payment of dividends.

     In May 1995, the Company entered into a five year interest rate swap agreement. This agreement, covering $100.0 million of the Company's floating rate debt, fixed the interest rate at 6.52 percent per annum, plus the then current applicable margin. The effect on net income of this swap was not material.

     Additional debt of the Company consists of three industrial revenue bonds, two in the amount of $1.0 million each which bear interest at 7.4% and 7.5% and another in the amount of $0.3 million which bears interest ranging from 6.2% to 6.7% and a capital lease obligation of $0.5 million. The average monthly debt during 1996 was $141.2 million, an increase of $13.9 million over the comparable 1995 average debt. This increase is primarily due to increased borrowing to fund acquisitions and the establishment of the Company's securitization program.

(7)  EMPLOYEE RETIREMENT AND BENEFIT PLANS

     PENSION:

     Substantially all hourly employees are covered by Company or union sponsored defined benefit plans. The Company's salaried and certain hourly employees participate in a pension plan which provides benefits that are based on the employee's years of service with the Company and the employee's compensation. Prior to 1996, this plan was sponsored by Eagle and amounts presented in the following tables related to this plan for periods prior to 1996 represent the portion of the plan allocated to the Company as calculated by Eagle's consulting actuary. In January 1996, a separate plan sponsored by the Company, which mirrored the Eagle plan, was established. For other employees, pension benefits are provided based on a stated amount for each year of service. The Company's funding policy for all plans is to make no less than the minimum annual contributions required by applicable governmental regulations.

     The following table sets forth the funded status for all defined benefit pension plans and related amounts recognized in the Company's Consolidated Financial Statements:


                                                    DECEMBER 31, 1996                      DECEMBER 31, 1995
                                              -----------------------------       ---------------------------------
                                               PLANS WHOSE     PLANS WHOSE         PLANS WHOSE         PLANS WHOSE
                                              ASSETS EXCEED    ACCUMULATED        ASSETS EXCEED        ACCUMULATED
                                               ACCUMULATED      BENEFITS           ACCUMULATED           BENEFITS
                                                BENEFITS      EXCEED ASSETS          BENEFITS         EXCEED ASSETS
                                              -------------   -------------       -------------       -------------
                                                                         (IN MILLIONS)
Actuarial present value of:
  Accumulated benefit obligation..........       $ 21.1           $ 6.2               $18.6             $ 5.8
                                                 ======           =====               =====             =====
  Vested benefits.........................       $ 17.7           $ 6.0               $17.5             $ 5.7
                                                 ======           =====               =====             =====
Projected benefit obligation..............       $ 21.1           $ 6.2               $18.6             $ 5.8
Plan assets at fair value.................         22.8             5.8                21.2               5.4
                                                 ------           -----               -----             -----
Plan assets in excess of (less than)
  projected benefit obligation............          1.7            (0.4)                2.6              (0.4)
Net unrecognized (gain) loss..............          2.7             0.7                 2.5               0.6
Net unrecognized prior service costs
  (benefits)..............................         (0.3)            0.3                (0.5)              0.3
Unrecognized liability at August 1, 1987             --             0.2                  --               0.2
Additional minimum liability..............           --            (1.2)                 --              (1.1)
                                                 ------           -----               -----             -----
Pension asset (liability) recognized
  in Consolidated Financial Statements....       $  4.1           $(0.4)              $ 4.6             $(0.4)
                                                 ======           =====               =====             =====

     Plan assets generally consist of common stocks, fixed income instruments, and certain purchased annuities.

     In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," ("SFAS No. 87") the Company has recorded an additional minimum pension liability for underfunded plans

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


at December 31, 1996 and December 31, 1995, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service costs and net transition obligations, in which case the increase in liabilities is charged directly to stockholders' equity. At December 31, 1996 and 1995, the excess minimum pension liability resulted in a net reduction of equity of $0.5 million and $0.4 million, respectively.

     Net periodic pension cost for defined benefit pension plans reporting under the provisions of SFAS No. 87 was:

                                         YEAR ENDED
                                       DECEMBER 31,
                                 ------------------------
                                  1996     1995     1994
                                 ------   ------   ------
                                        (IN MILLIONS)
Service cost...................  $ 1.8    $ 1.1    $ 2.1
Interest cost..................    1.8      1.3      1.9
Actual return on assets........   (2.9)    (2.3)    (0.5)
Net amortization and deferral      0.6      0.6     (2.7)
                                 -----    -----    -----
  Net periodic pension cost....  $ 1.3    $ 0.7    $ 0.8
                                 =====    =====    =====

     The following assumptions were used in determining the actuarial present value of the projected benefit obligation for the Company's defined benefit plans for the years ended December 31, 1996 and 1995: weighted-average discount rate of 7.5%; rate of increase in future compensation levels of 4.0%; and expected long-term rate of return on assets of 9.0%.

     The Company and its subsidiaries also have several defined contribution plans for certain employees. Prior to 1995, the Company and its subsidiaries participated in an Eagle sponsored defined contribution plan for certain employees. In January 1995, a separate Falcon sponsored plan which mirrored the Eagle sponsored plan was established. Employer contributions to these plans were $1.4 million, $1.0 million and $1.0 million in 1996, 1995 and 1994, respectively. Contributions to this plan by the Company are determined based on a percentage of the contribution made by the employee.

     OTHER POSTRETIREMENT BENEFITS:

     The Company provides postretirement life and health-care benefits to certain of its employees. The Company has four plans which provide these benefits to employees retiring from the Company. Benefits are determined on varying formulas based on age at retirement and years of active service. Two of the plans are non-contributory. The Company has not funded any of this postretirement benefits liability. Contributions to the postretirement plans are made by the Company as claims are incurred.

     The following table sets forth postretirement benefits recognized in the Company's Consolidated Balance Sheet:

                                                        DECEMBER 31,
                                                   -------------------
                                                   1996           1995
                                                   ----           ----
                                                    (IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees......................................     $ 6.4       $ 6.6
  Other fully eligible participants.............       2.1         2.2
  Other active participants.....................       4.0         3.9
                                                     -----       -----
    Subtotal....................................      12.5        12.7

  Unrecognized actuarial loss...................      (3.4)       (4.0)
  Unrecognized prior service cost...............        --        (0.1)
                                                     -----       -----

Postretirement benefit liability recognized in
  Consolidated Financial Statements.............     $ 9.1       $ 8.6
                                                     =====       =====

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996


    Net postretirement benefit cost included the following components:




                                                     YEAR ENDED
                                                    DECEMBER 31,
                                           -----------------------------
                                           1996         1995        1994
                                           ----         ----        ----
                                                   (IN MILLIONS)
Service cost............................   $0.5         $0.4        $0.3
Interest cost...........................    0.9          0.7         0.6
Net amortization and deferral...........    0.2          0.1          --
                                           ----         ----        ----
  Net postretirement benefit cost.......   $1.6         $1.2        $0.9
                                           ====         ====        ====

     The accumulated postretirement benefit obligation was determined using an assumed discount rate of 8.0% and 7.5% for the years ended December 31, 1996 and 1995, and health care cost trend rates of 10.5% in 1996 and 12.0% in 1995, decreasing ratably to 6.0% by the year 1998. The effect of a one percent increase in the health care cost trend rate assumption would increase the accumulated postretirement benefit obligation, resulting in an increase to the aggregate annual service cost and interest expense components by approximately $1.4 million and $0.2 million, respectively.

(8)  INCOME TAXES

     As further discussed in Note 1, the Company was included in GAMI's consolidated federal income tax return until the consummation of the Offering in November 1994. In addition, the Company filed certain combined state returns with GAMI until the distribution to EHL in 1996. Pursuant to the Tax Sharing Agreement with GAMI, in December 1996, the Company paid GAMI $4.6 million for tax liabilities it had incurred during these periods.

     The Company's Consolidated Financial Statements reflect the following deferred tax assets and liabilities:


                                                             DECEMBER 31,
                                                            --------------
                                                            1996      1995
                                                            ----      ----
                                                             (IN MILLIONS)
Deferred tax assets:
Inventory and receivable reserves......................     $ 4.5    $ 2.6
Accrued employee benefit obligations...................       2.8      2.8
Insurance reserves.....................................       5.5      4.0
Other..................................................       5.8      5.4
                                                            -----    -----
                                                            $18.6    $14.8
                                                            =====    =====
Deferred tax liabilities:
  Property, plant and equipment basis difference.......     $ 8.1    $ 7.3
                                                            =====    =====

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1996


     The components of the provision for income taxes are as follows:


                                                       YEAR ENDED
                                                      DECEMBER 31,
                                               -------------------------
                                               1996       1995      1994
                                               ----       ----      ----
                                                     (IN MILLIONS)
Provision (benefit) for income taxes:
  Current:
    U.S. federal.........................      $ 18.1    $ 11.8    $ 17.2
    U.S. state...........................         3.6       1.7       1.6
                                               ------    ------    ------
      Subtotal...........................        21.7      13.5      18.8
                                               ------    ------    ------
  Deferred:
    U.S. federal.........................        (2.3)      0.4      (1.4)
    U.S. state...........................        (0.6)     (0.2)      0.1
                                               ------    ------    ------
      Subtotal...........................        (2.9)      0.2      (1.3)
                                               ======    ======    ======
      Total..............................      $ 18.8    $ 13.7    $ 17.5
                                               ======    ======    ======

     Reconciliations of income taxes computed at the U.S. federal statutory rate to the consolidated provision for income taxes are as follows:


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                       1996          1995        1994
                                                       ----          ----        ----
                                                            (DOLLARS IN MILLIONS)
U.S. federal statutory rate.........................     35%           35%         35%

Income taxes at U.S. federal statutory rate.........  $17.1         $12.5       $15.2
U.S. state income taxes, net of U.S. federal........    1.9           1.0         1.1
Amortization of intangibles.........................    0.6           0.5         0.5
Other...............................................   (0.8)         (0.3)        0.7
                                                      -----         -----       -----
  Provision for income taxes........................  $18.8         $13.7       $17.5
                                                      =====         =====       =====
  Effective income tax rate.........................   38.4%         38.4%       40.4%
                                                      =====         =====       =====

(9)  STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING:

     In November 1994, the Company completed an initial public offering of 6,000,000 shares of par value $.0l Class A Common Stock. The net proceeds to the Company were approximately $63.4 million.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


     CAPITAL STOCK:

     The Company's Restated Certificate of Incorporation authorized 30,000,000 shares of Class A Common Stock, $.0l par value (the "Class A Stock"), 14,000,000 shares of Class B Common Stock, $.0l par value (the "Class B Stock") together, the "Common Stock" and 10,000,000 shares of preferred stock. Upon completion of the Offering, the Company had 6,070,500 shares of Class A Stock outstanding, including (i) 196,500 shares sold to the Company's management in the public offering, (ii) 70,500 restricted shares granted to them pursuant to the Company's 1994 Stock Option and Restricted Share Plan, and 14,000,000 shares of Class B Stock outstanding, which was beneficially owned by Eagle. In May 1996, Eagle transferred its ownership of the Company's Class B Stock to EHL. Pursuant to provisions in the Company's charter, the transfer of the Class B Stock to EHL resulted in its conversion to Class A Stock. Therefore, at December 31, 1996, there were 20,070,500 Shares of Class A Stock outstanding and no shares of Class B Stock outstanding. No shares of preferred stock have been issued.

     ADDITIONAL PAID-IN CAPITAL:

     In contemplation of the Offering, the Company assumed $114.9 million of Eagle's outstanding indebtedness in May 1994 through the issuance of unsecured notes at an interest rate of LIBOR plus 1.75%. These notes were repaid using the proceeds from the Offering and the Bank Credit Facility. As part of the Offering, the Company assumed $3.0 million of deferred financing fees of Eagle.

     The Company's Class A Stock was issued at $12.00 per share resulting in a net contribution to Additional paid-in capital of $66.6 million. In addition, Eagle forgave $35.2 million of advances to affiliate which was treated as additional paid-in capital.

     NOTES RECEIVABLE:

     Pursuant to the Company's Senior Executive Stock Purchase Plan (the "Executive Stock Plan"), certain executive officers of the Company purchased a total of 196,500 shares of Class A Stock for cash of $0.2 million and notes of $2.2 million. These notes, which bear interest at 7.5% per annum, are due no later than December 2001 or upon sale of the shares. These notes have been classified as a component of Stockholders' equity in the Company's Consolidated Balance Sheets. The shares cannot be sold prior to November 1997 and have been pledged to the Company pursuant to the terms of the Executive Stock Plan.

     DIVIDENDS PAID:

     In May 1994, the Company declared and paid a dividend of $111.0 million through the issuance of unsecured notes at an interest rate of 7% per annum. These notes were repaid, in part, through proceeds from the Offering and the issuance of the Bank Credit Facility. Any remaining obligations under these notes were forgiven by Eagle.

(10) STOCK OPTION PLAN

     In November 1994, the Company adopted the 1994 Stock Option and Restricted Share Plan (the "1994 Plan"). Pursuant to the 1994 Plan, certain directors, employees and officers of the Company are given the opportunity to acquire shares of Class A Stock through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted shares. Options granted pursuant to the 1994 Plan are exercisable at no less than the fair market value of the Class A Stock at the time of grant. Qualified stock options shall expire no more than ten years after the date of grant. Restricted shares awarded pursuant to the 1994 Plan shall generally vest in equal portions over a four year period from the date of award. Upon a change in control, all options shall become immediately exercisable and all restricted shares shall become vested. The 1994 Plan also provides for the annual award of 2,000 nonqualified stock options of Class A Stock to each director who is not an employee of Eagle or its subsidiaries. A total of 1,700,000 shares of Common Stock is reserved for issuance under the 1994 Plan. The 1994 Plan is administered by a committee of the Board of Directors.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


    Non-Qualified stock option activity is shown below:


                                                   OPTIONS OUTSTANDING                  EXERCISABLE OPTIONS
                                                --------------------------         ------------------------------
                                                               WEIGHTED                                WEIGHTED
                                                NUMBER OF    AVG. EXERCISE         NUMBER OF        AVG. EXERCISE
                                                 SHARES          PRICE              SHARES              PRICE
                                                ---------    -------------         ---------        -------------
Balance at December 31, 1993                           --      $    --
   Granted.....................                   196,000        12.00
   Exercised...................                        --           --
   Canceled....................                        --           --
                                                 --------      -------
Balance at December 31, 1994                      196,000        12.00                   --            $   --
                                                                                    =======            ======
   Granted.....................                   309,500         9.59
   Exercised...................                        --           --
   Canceled....................                    (6,000)       11.50
                                                 --------      -------
Balance at December 31, 1995                      499,500        10.51               48,000             12.00
                                                                                    =======            ======
   Granted.....................                   305,600        12.29
   Exercised...................                        --           --
   Canceled....................                    (6,800)       10.53
                                                 --------      -------
Balance at December 31, 1996                      798,300      $ 11.19              170,426             10.93
                                                 ========      =======              =======            ======

     At December 31, 1996, the options outstanding and exercisable options outstanding had exercise prices ranging from $8.85 to $12.56 and $9.35 to $12.00, respectively. The weighted average remaining contractual life of the options outstanding was 9 years. The weighted average fair value of options granted in 1996 and 1995 was $12.39 and $9.65, respectively.

     The Company measures compensation cost using the intrinsic value-based method of accounting pursuant to the provisions of APB Opinion No. 25. Had compensation cost been determined on the fair market value-based accounting method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") for options granted in 1996, pro forma net income would have been $29.8 million. Pro forma earnings per share for 1996 would have been $1.48. There would have been no effect on 1995 results.

     For purposes of fair market value disclosures, the fair market value of an option grant is estimated using the Black-Scholes option pricing model with the following assumptions:


                                                 1996        1995
                                                 ----        ----
Risk-Free Interest Rate......................     6.0%        6.0%
Average Life of Options (years)..............     5           5
Volatility...................................    39.1%       39.6%
Dividend Yield...............................      --          --

     As part of the Offering, the Company awarded 70,500 restricted shares of Class A Stock to certain officers, of which 35,250 shares were vested at December 31, 1996. The market value of the shares awarded was $0.8 million. This amount was recorded as unearned compensation and is shown as a separate component of Stockholders' equity. Unearned compensation is being amortized to expense over a four year vesting period. This expense amounted to $0.2 million in 1996 and 1995.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


(11) BALANCE SHEET DETAIL


                                                            DECEMBER 31,
                                                          ----------------
                                                          1996        1995
                                                          ----        ----
                                                            (IN MILLIONS)
Inventories:
   Raw materials and supplies........................... $ 30.9      $ 21.6
   Work in process......................................   12.7        10.0
   Finished goods.......................................   32.6        25.3
                                                         ------      ------
      Total............................................. $ 76.2      $ 56.9
                                                         ======      ======

   Excess of replacement cost over LIFO inventory cost.. $  3.0      $  3.0
                                                         ======      ======

Property, plant and equipment:
   Land................................................. $  8.8      $  8.7
   Buildings............................................   48.0        42.1
   Machinery and equipment..............................  117.0       102.8
   Construction in progress.............................   13.2        12.2
   Less accumulated depreciation........................  (89.6)      (77.1)
                                                         ------      ------
      Total............................................. $ 97.4      $ 88.7
                                                         ======      ======

(12) RELATED PARTY TRANSACTIONS

     The Company has in the past entered into agreements or arrangements with affiliates relating to legal services, acquisition services, financing services, and consulting arrangements which are described below. The fairness and reasonableness of any compensation paid to such affiliates and any material transactions between the Company and such affiliates in the future will be approved by a majority of the independent members of the Board of Directors or by an independent firm selected by such Board members. The Company believes that the terms and resulting costs of all related party transactions and agreements are no less favorable than those which could have been obtained from non-affiliated parties.

     The Company shares management, administrative and other services with Eagle pursuant to a Corporate Services Agreement which renews annually in the absence of termination by either party. The fee under this agreement is intended to cover Eagle's expected costs in providing these services to the Company and is reviewed annually. Total fees paid under this agreement were $2.6 million in 1996, $2.3 million in 1995 and $2.4 million in 1994. Prior to 1996, the Company participated in an Eagle sponsored self-insurance program which included coverage for medical, workers' compensation, product liability and general liability insurance. The Company reimbursed Eagle for amounts paid on behalf of the Company. Payments made either to Eagle or directly to the third party administrator for Falcon's participation in these shared coverages totaled $17.0 million and $12.0 million in the years ended December 31, 1995 and 1994, respectively.

     Prior to the Offering, the Company was included in GAMI's consolidated federal income tax returns. In addition, the Company filed certain combined state tax returns with GAMI until the distribution to EHL in 1996. Pursuant to the Tax Sharing Agreement, the Company paid GAMI $4.6 million in 1996 for tax liabilities it incurred during the periods it was included in GAMI's federal and certain combined state tax returns.

     The law firm of Rosenberg & Liebentritt, P.C., of which a Company Director is a member, has rendered legal services to the Company. The Company paid this law firm $0.1 million in 1996 and $0.4 million in 1995.

     Also see Notes 1, 5 and 8 for other information regarding related party transactions.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


(13) COMMITMENTS AND CONTINGENCIES

     The Company conducts manufacturing operations at various leased facilities and also leases warehouses, manufacturing equipment, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $4.7 million, $3.9 million and $3.6 million for the years ended December 31, 1996, 1995, and 1994, respectively.

     Future minimum lease payments required as of December 31, 1996 (in millions):


1997                   $1.5
1998                    1.1
1999                    0.8
2000                    0.8
2001 and thereafter     1.8
                       ----
                       $6.0
                       ====

     The Company and certain of its subsidiaries are involved in several lawsuits and environmental matters arising in the ordinary course of business. However, it is the opinion of the Company's management, based upon the advice of legal counsel, that these lawsuits are either without merit, are covered by insurance, or are adequately reserved for in the Consolidated Balance Sheets, and the ultimate disposition of pending litigation will not be material in relation to the Company's consolidated financial position or results of operations.

     In addition to the matters covered by the preceding paragraph, in May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting systems for gas appliances, including the Ultravent system manufactured by the Company. This action resulted from reports of problems with high temperature plastic venting systems, including improper installation, cracking, inadequate joint adhesion, and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") banned sales of these plastic venting systems in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, high temperature plastic venting systems in Ontario have been corrected.

     The Company is a defendant in a suit that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers, public utilities and listing agencies by the Ontario New Home Warranty Program, which is responsible for the cost of replacing vent material in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. Most gas appliance manufacturers in Canada and the United States no longer certify these venting systems for use with their products. The Company is also a defendant in a lawsuit filed by Goodman Manufacturing, an appliance manufacturer that is replacing its own installations and has sued three defendants for reimbursement of its costs.
The Company has been named as a defendant in a class action lawsuit which has been filed in the United States regarding high temperature plastic venting.

     The Company is engaged in ongoing discussions with the United States Consumer Product Safety Commission, ("CPSC") which has been advised of the ULC action and the actions taken by the MCCR. The CPSC continues to investigate high temperature plastic venting and has met with all of the manufacturers of high temperature plastic vents, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting, vent sealant compounds and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving plastic venting and it is probable that in the near term the CPSC will mandate a corrective action program which would impact heating appliance manufacturers, plastic resin manufacturers, and plastic venting manufacturers, including the Company. Several appliance manufacturers have announced their intention to replace plastic vent product with alternative systems which have been approved by the CPSC. Company sales of Ultravent products in the United States and Canada in 1995 and 1996 were minimal.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1996


     While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management currently believes that the after-tax cost to the Company of resolving the Ultravent matter could range from a non-material amount to $20.0 million, after considering reimbursements and insurance recoveries. With respect to this matter, the Company has filed a lawsuit against its insurance carriers. Although no assurances can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have a material effect on future results of operations in the period recognized.

(14) BUSINESS SEGMENT INFORMATION

     The Company's current operations are in one industry segment, building and construction related products, serving the residential and commercial construction and home improvement markets. These businesses are influenced primarily by housing starts, construction and remodeling activity and consumer spending.

     The Company's export sales are less than 10% of total revenues. Sales to Sears, Roebuck and Co. accounted for 13.3%, 17.7% and 19.3% of total net sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's revenues and identifiable assets are predominantly related to its U.S. operations and no one other geographic area accounts for more than 10% of total revenue or 10% of total assets.

(15) OTHER MATTERS

     The Company's Board of Directors is exploring a broad range of strategic alternatives to enhance shareholder value in the Company. Alternatives under consideration include the sale of the Company in its entirety. The Company has retained Merrill Lynch & Co. and Smith Barney, Inc. to assist in this effort.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)



QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited interim results of operations for December 31, 1996 and 1995 (in millions).


                       QUARTER ENDED      QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                         MARCH 31,           JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                       --------------     -------------     -------------     -------------
                       1996      1995     1996     1995     1996     1995     1996     1995
                       ----      ----     ----     ----     ----     ----     ----     ----
Net sales........       $144.4   $112.9   $168.4   $116.6   $162.7   $120.0   $157.7   $121.8
Gross earnings            25.3     22.7     30.5     23.0     28.8     19.7     28.3     21.5
Net income.......          5.4      6.1      8.1      6.0      8.0      4.4      8.5      5.6


Earnings per
common share:
Net income.......       $ 0.27   $ 0.31   $ 0.40   $ 0.30   $ 0.40   $ 0.22   $ 0.42   $ 0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists the name, age as of February 7, 1997, position, offices and certain information with respect to the executive officers of the Company. The term of office of each executive will expire upon the appointment of his successor by the Board of Directors.


William E. Allen, 52.......  President of DeVilbiss Air Power Company, a subsidiary of Falcon, since 1989.

Gus J. Athas, 60...........  Senior Vice President, General Counsel and Secretary of Falcon since
                             1994; Senior Vice President of GAMI since 1995; Senior Vice
                             President (and prior thereto Vice President), General Counsel, and
                             Secretary (and prior thereto Assistant Secretary) of Eagle.

Sam A. Cottone, 56.........  Senior Vice President-Finance, Treasurer and Chief Financial Officer
                             of Falcon since 1994; Senior Vice President of GAMI since 1995;
                             Senior Vice President-Finance, Chief Financial Officer and Director
                             of Eagle since 1993; Partner with Arthur Andersen LLP from 1973 to
                             1993.

Rod F. Dammeyer, 56........  Chairman of Falcon since 1996; Director of Falcon since 1994;
                             Director and President since 1985 and Chief Executive Officer since
                             1993 of Anixter International, Inc., a provider of networking and cabling solutions; President and Chief Executive Officer since 1994 and Director since 1992 of GAMI; Managing Director since 1996 of EGI
                             Corporate Investments, Inc., a diversified management and investment company; a Managing Director since 1995 of the general partner of
                             Zell/Chilmark fund, L.P.; Director of Sealy Corporation, ANTEC
                             Corporation, IMC Global, Inc., Capsure Holdings Corp., Jacor
                             Communications, Inc., Revco D.S., Inc., TeleTech Holdings, Inc. and
                             Lukens, Inc.; Trustee of Van Kampen Merritt closed-end mutual funds and series trusts.

Bradbury Dyer, III, 54.....  Director of Falcon since 1994; founder and sole general partner of
                             Paragon Associates, a private investment partnership; Director of
                             Capsure Holdings Corp. and Roosevelt Financial Group, Inc.

Daniel G. Ellis, 49........  Vice President-Finance of Falcon since January 1995; Vice
                             President-Planning and Development ABT Building Products, Inc., a
                             building products manufacturer from 1992 to 1994; Director of
                             Financial Administration Masonite Corporation, a building products manufacturer from 1987 to 1994.

Edward G. Finnegan, Jr., 35  Vice President-Corporate Development of Falcon since January 1996;
                             Served in various non-executive capacities at Eagle, Equity Group
                             Investments, Inc., and EGI Corporate Investments, Inc. since 1988.

Paul G. Fischer, 50........  President of Mansfield Plumbing Products, Inc., a subsidiary of
                             Falcon, since 1988.

William K. Hall, 53........  Director, President and Chief Executive Officer of Falcon since
                             1994; President since 1988 and Chief Executive Officer and Director since 1990 of Eagle; Director of GenCorp and A.M. Castle.

Philip C. Kantz, 53........  Director of Falcon since 1995; President and Chief Executive Officer of TAB Products Co. since 1997; President and Chief Operating
                             Officer from 1995 to 1996 of Trans Ocean Ltd, a cargo container leasing company; President and Chief Executive Officer from 1994 to
                             1995 of Transcisco Industries, Inc., an industrial services company;
                             interim President and Chief Executive Officer from 1992 to 1993 of
                             Genetrix, Inc., a biotechnology services business; President and
                             Chief Executive Officer from 1988 to 1991 of Itel Container
                             International Corporation, then a subsidiary of Anixter
                             International, Inc. engaged in the leasing of intermodal cargo containers; Director of 3COM Corporation, TAB Products, Co., Parc
                             Place-Digitalk, Inc., Blue Cross of California and Search Systems
                             Corporation.

Lawrence B. Lee, 54........  President of Hart & Cooley, Inc., a subsidiary of Falcon, since 1985.

Sheli Z. Rosenberg, 55.....  Director of Falcon since 1994; Principal of the law firm of
                             Rosenberg & Liebentritt, P.C.; President and Chief Executive Officer
                             since 1994 of Equity Group Investments, Inc. and its subsidiary
                             Equity Financial and Management Company, both real estate investment firms, and Director and executive officer for more than the past five years of these companies;  GAMI, Capsure Holdings Corp.,
                             Anixter International, Inc., Sealy Corporation, American Classic
                             Voyages Co., Revco D.S., Inc., and Jacor Communications, Inc.;
                             Trustee of Equity Residential Properties Trust and Manufactured Home
                             Communities, Inc.; Executive officer and Director until October 4,
                             1991 of Madison Management Group, Inc., which filed a petition under the Federal bankruptcy laws in November 1991; Vice President of
                             First Capital Benefit Administrators, Inc., which filed a petition under the Federal bankruptcy laws in January 1995.

Richard G. Sim, 52.........  Director of Falcon since 1995; Chairman, President and Chief
                             Executive Officer of Applied Power, Inc., a manufacturer and distributor of engineered products, tools and consumables, for more than the past 5 years; Director of IPSCO, Inc.

Robert L. Smialek, 53......  Director of Falcon since 1996; Chairman, President and Chief
                             Executive Officer of Insilco Corporation since 1993; Director of
                             Thermalex, Inc. since 1993; Director of Siebe plc from 1992 to 1993;
                             President and Chief Operating Officer of the Temperature & Appliance
                             Controls Group of Siebe plc from 1992 to 1993; President and Chief
                             Operating Officer of Ranco Inc. from 1990 to 1992.

B. Joseph White, 49........  Director of Falcon since 1995; Dean since 1991 and Professor since
                             1987 at the University of Michigan Business School; Trustee of
                             Equity Residential Properties Trust; Director of Union Pump Company
                             and Kelly Services, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth information about the compensation of the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                                        LONG TERM
                                                                                                   COMPENSATION AWARDS
                                                                                         ----------------------------------------
                                                                                         RESTRICTED     SECURITIES      ALL OTHER
                                                            ANNUAL COMPENSATION            STOCK        UNDERLYING       COMPEN-
                                                        ---------------------------        AWARDS         OPTIONS        SATION
NAME AND PRINCIPAL POSITIONS                            YEAR   SALARY($)  BONUS ($)        ($)(3)           (#)          ($)(4)
----------------------------                            ----   ---------  --------       ----------     ----------      ---------
William K. Hall (1).........................            1996    250,000     271,200             --         43,300         6,410
  President and Chief Executive Officer                 1995    241,551          --             --         53,300         6,200
                                                        1994    234,058     214,500         79,800         40,000         5,938

William E. Allen............................            1996    186,162     208,157             --         19,500        11,402
  President, DeVilbiss Air Power Co.                    1995    171,102      50,117             --         22,100        12,399
                                                        1994    162,537     160,796        198,000         15,000         9,313

Gus J. Athas (1)............................            1996    144,731     122,040             --         32,200         6,410
  Senior Vice President, General Counsel and            1995    126,174          --             --         40,000         6,200
  Secretary                                             1994    127,193      91,000         53,400         30,000         5,938

C. Clifford Brake (2).......................            1996    289,433     235,944             --           --          12,820
  Senior Vice President-Operations                      1995    142,164          --             --           --           6,200
                                                        1994    132,500     132,000         53,400           --           5,938

Sam A. Cottone (1)..........................            1996    144,731     122,040             --         32,200         6,410
  Senior Vice President-Finance, Treasurer              1995    136,048          --             --         40,000         6,200
  and Chief Financial Officer                           1994    127,193      91,000         53,400         30,000         5,938

Paul G. Fischer.............................            1996    183,475      82,013             --         17,350         7,680
  President, Mansfield Plumbing Products, Inc.          1995    172,000          --             --         22,100        13,881
                                                        1994    161,250     161,573        198,000         15,000        10,022

Lawrence B. Lee.............................            1996    194,750      73,148             --         18,450         8,960
  President, Hart & Cooley, Inc.                        1995    185,562          --             --         22,100        12,399
                                                        1994    173,472     164,764        210,000         15,000        11,876

(1) The annual and all other compensation shown for Messrs. Hall, Cottone and Athas represents 50% of such compensation paid to them by a subsidiary of Eagle and reimbursed by the Company.

(2) The annual and all other compensation shown for Mr. Brake in 1995 and 1994 represents 50% of such compensation paid to him by a subsidiary of Eagle and reimbursed by the Company.

(3)  Value on date of grant, November 3, 1994, of 6,650, 16,500, 4,450, 4,450,
     4,450, 16,500 and 17,500 restricted shares of Common Stock granted to the above named officers, respectively. On December 31, 1996, the remaining shares of 3,325, 8,250, 2,225, 2,225, 2,225, 8,250 and 8,750 had a value of $49,044, $121,688, $32,819, $32,819, $32,819, $121,688 and $129,063,
     respectively. Subject to forfeiture for non-vesting, the grantees would be entitled to any dividends declared on these shares. Shares vest at the rate of 25% over a four year period from date of grant.

(4) Amounts contributed to the Eagle Employee Savings Plan and accrued under an unfunded Supplemental Plan for Mr. Hall represent 50% of the actual contributions made by an Eagle subsidiary. Amounts contributed and accrued for Mr. Brake under these plans represents 100% in 1996 and 50% in 1995 and 1994 of actual contributions made by an Eagle subsidiary.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES
                                                                                      OF STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                        FOR OPTION TERM
                             -----------------------------                           ----------------------------
                                NUMBER OF      % OF TOTAL                                5% ($)         10% ($)
                               SECURITIES       OPTIONS                                 (ASSUMES        (ASSUMES
                               UNDERLYING      GRANTED TO   EXERCISE OR               $20.46 PRICE    $32.58 PRICE
                                 OPTIONS      EMPLOYEES IN  BASE PRICE    DATE OF      AT END OF       AT END OF
                             GRANTED(#)(1)    FISCAL YEAR     ($/SH.)    EXPIRATION  10 YEARS)(2)    10 YEARS)(2)
                             ---------------  ------------  -----------  ----------  -------------   -------------
William K. Hall...........       43,300          14.2%         12.56      11/13/06      342,023         866,754
William E. Allen..........       19,500           6.4%         12.56      11/13/06      154,029         390,339
Gus J. Athas..............       32,200          10.5%         12.56      11/13/06      254,345         644,560
Sam A. Cottone............       32,200          10.5%         12.56      11/13/06      254,345         644,560
Paul G. Fischer...........       17,350           5.7%         12.56      11/13/06      137,046         347,302
Lawrence B. Lee...........       18,450           6.0%         12.56      11/13/06      145,735         369,321

1. Options are for Class A Stock and vest at the rate of 25% per year over a four year period from the date of grant.

2. These numbers are for presentation purposes only and are not predictions of future stock prices.



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                         AND FISCAL YEAR OPTION VALUE

                                                                   NUMBER OF
                                                                   SECURITIES       VALUE OF
                                                                   UNDERLYING      UNEXERCISED
                                                                  UNEXERCISED     IN-THE-MONEY
                                                                   OPTIONS AT      OPTIONS AT
                                                                   FY-END (#)      FY-END ($)
                               SHARES ACQUIRED ON     VALUE       EXERCISABLE/    EXERCISABLE/
                                  EXERCISE (#)     REALIZED ($)  UNEXERCISABLE    UNEXERCISABLE
                               ------------------  ------------  -------------    -------------
William K. Hall...............         0                0        33,325/103,275  126,955/365,692
William E. Allen..............         0                0        13,025/43,575    50,460/152,835
Gus J. Athas..................         0                0        25,000/77,200    95,250/273,768
C. Clifford Brake.............         0                0             0/0              0/0
Sam A. Cottone................         0                0        25,000/77,200    95,250/273,768
Paul G. Fischer...............         0                0        13,025/41,425    50,460/148,126
Lawrence B. Lee...............         0                0        13,350/43,500    52,215/155,800

                              PENSION PLAN TABLE

     The Falcon Cash Balance Pension Plan is a qualified "cash balance" defined benefit plan that covers eligible salaried and hourly employees of Falcon and its subsidiaries that adopt the plan. Certain officers of the Company participate in an Eagle sponsored Cash Balance Plan which mirrors the Falcon Cash Balance Plan (collectively the "Pension Plans") The normal form of retirement benefit under the Pension Plans is an annuity payable at age 65 (the normal retirement age), although, in lieu of an annuity, a participant may elect to receive a lump sum payment at retirement or other termination of service. A participant's benefit is based on an account balance, which is the sum of 5% of the participant's compensation for each of the first 15 years of service and 6.5% of compensation for each year of service thereafter. The account balances are further credited with interest. The interest credit is based on the One Year Treasury Constant Maturities as published in the Federal Reserve Statistical Release over the one month period ending on the November 30 immediately preceding the applicable plan year. The interest rate for the plan year ending December 31, 1996 was 5.5%. Covered compensation includes salary, annual bonus, 401(k) deferrals and overtime, but excludes long-term incentive compensation.

     The estimated annual annuity benefits payable under the Pension Plans at normal retirement are $12,680, $51,541, $5,984, $18,077, $7,714, $53,066 and
$39,450 for Messrs. Hall, Allen, Athas, Brake, Cottone, Fischer and Lee, respectively at December 31, 1996. The Company is bearing part of the current costs of these benefits for Messrs. Hall, Cottone, Athas and Brake pursuant to the Service Agreement described below.

                          COMPENSATION OF DIRECTORS

     The Company pays its directors who are not officers or employees of the Company or a subsidiary annual retainers of $20,000 and fees of $1,000 for each board and committee meeting attended. Directors are reimbursed for any expenses they incur in attending meetings. Each director is granted upon initial election and at each annual meeting of stockholders thereafter a ten year option (vesting at the rate of 25% per year) to purchase 2,000 shares of Class A Stock for its fair market value on the date of grant.

                   EMPLOYMENT CONTRACTS AND TERMINATION OF
                EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Ellis has an agreement with the Company which provides certain benefits in the event that his employment with the Company is terminated, other than for cause, within two years following a change in control of ownership of the Company prior to September 30, 1997. Messrs. Allen, Fischer and Lee have similar agreements with the respective subsidiaries of the Company of which they are Presidents in the event that their employment with their respective subsidiaries is terminated, other than for cause, within two years following a change in control of ownership of their respective businesses or the Company prior to September 30, 1997. Upon termination, the affected party would be entitled to receive a payment equal to two times base salary plus par bonus in effect at the time of their termination, plus continuation of certain benefits.

     It has been agreed that the Company will repurchase shares of Class A Stock purchased by Messrs. Hall (80,000 shares), Cottone (20,000 shares), Brake (20,000 shares), Athas (16,000 shares), Allen (24,000 shares), Fischer (24,000 shares), and Lee (12,500 shares) in the public offering of Common Stock if, prior to November 2, 1997, their employment is terminated coupled with a change in control as defined below. In the event of a change in control coupled with a termination of employment for any reason other than voluntary resignation, the purchase price will be the higher of market value or original purchase price plus accumulated interest on the related loan by the Company, see "Certain Relationships and Related Transactions." less any distributions received on these shares. In the event of a voluntary resignation, the purchase price will be the lower of these two prices.

     Upon a change in control, all options shall become immediately exercisable and all restricted shares shall become vested. A "change in control" shall be deemed to occur if (i) any person (other than the Company and its subsidiaries) acquires 50% or more of the outstanding Common Stock, or (ii) following a merger or combination of the Company with one or more other entities, 50% or more of the voting stock of the surviving corporation is held by persons other than former stockholders of the Company or (iii) 20% or more of the directors elected by stockholders to the Board of Directors of the Company are persons who were not nominated by the Board of Directors in the Company's most recent proxy statement.

                            COMPENSATION COMMITTEE
                     INTERLOCKS AND INSIDER PARTICIPATION

     In 1996, the members of the Compensation Committee were Messrs. Dammeyer, Kantz and White.

     In 1996, the following relationships existed: Mr. Hall, President and Chief Executive Officer of Falcon was a member of the Board of Directors of GAMI and the Chief Executive Officer and a director of its subsidiary, Eagle; Mr. Dammeyer was the Chief Executive Officer and a director of GAMI and Chairman of the Board of Directors of Eagle. EHL owned approximately 87.9% (now 100%) of the outstanding common stock of GAMI and GAMI's subsidiary Eagle held the 14,000,000 shares of Common Stock of the Company now owned by EHL. EHL's sole general partners were the Samuel Zell Revocable Trust and the Robert
H. and Ann Lurie Trust; Mr. Zell was the trustee of the Zell Trust; Mrs. Rosenberg and Ms. Lurie were co-trustees of the Robert H. and Ann Lurie Trust; Messrs. Athas and Cottone were executive officers and directors of the Company and were executive officers of GAMI and Eagle and in the case of Mr. Cottone, a director of Eagle. Mr. Dyer was a director of GAMI and the general partner of partnerships which owned approximately 3.7% of the common stock of GAMI.

     The Company shares management, administrative and other services with Eagle pursuant to a Corporate Services Agreement which renews annually in the absence of termination by either party. The fee under this agreement is intended to cover Eagle's expected costs in providing these services to the Company and is reviewed by the Audit Committee of the Board of Directors of the Company. The fee paid for 1996 was $2.6 million.

     The law firm of Rosenberg & Liebentritt, P.C., of which Mrs. Rosenberg is Principal, provides legal service to the Company and was paid $0.1 million in 1996 for these services.

     The Company, until the Offering in November 1994, was included in the consolidated federal income tax returns of GAMI. In addition, the Company filed certain combined state tax returns with GAMI until the distribution to EHL in 1996. The Company has agreed to pay to GAMI amounts equal to the amounts the Company would have paid had it filed its own income tax returns for these periods. In December 1996, the Company paid GAMI $4.6 million pursuant to this agreement.

     In connection with the public offering of its Common Stock, the Company has agreed with the Pension Benefit Guaranty Corporation that for five years it will remain jointly and severally liable for certain pension liabilities of GAMI, Eagle and their subsidiaries without regard to whether or not the sale of the Common Stock to the public was sufficient to remove the Company from the group having joint and several liability for these pension plan liabilities. GAMI and Eagle have agreed to hold the Company harmless from any pension plan liabilities not attributable to the Company's pension plans and the Company has agreed to hold them harmless from any liabilities attributable to such plans.

     The Company and Eagle have agreed to hold each other harmless from certain liabilities unrelated to the others' business.

     The Company and Eagle have entered into a registration rights agreement under which the Company, under certain circumstances, must register under the Securities Act shares held by Eagle's subsidiaries for sale to the public and must indemnify them from certain liabilities in connection therewith.

     In 1994, the Company loaned $0.9 million to Mr. Hall, Chief Executive Officer and a director; $0.2 million to Mr. Cottone, Senior Vice President - Finance, Treasurer and a director at the time; $0.2 million to Mr. Brake, Senior Vice President - Operations and a director at the time; $0.2 million to Mr. Athas, Senior Vice President, General Counsel, Secretary and a director at the time; $0.3 million to Mr. Allen, President, DeVilbiss Air Power Company, a subsidiary; $0.3 million to Mr. Fischer, President, Mansfield Plumbing Products, Inc., a subsidiary; and $0.1 million to Mr. Lee, President, Hart & Cooley, Inc., a subsidiary. These loans were to enable these officers to purchase Common Stock in the public offering at $12 per share. The loans mature in seven years or earlier in certain circumstances and bear interest at the rate of 7.5% per year, compounded semi-annually payable upon maturity of the loans. At December 31, 1996, the balances of these loans were $1.04 million, $0.26 million, $0.26 million, $0.21 million, $0.31 million, $0.31 million and $0.16 million, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1996, certain information with respect to the beneficial ownership of Common Stock of the Company by (i) each stockholder who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner has sole investment power and sole voting power with respect to the securities beneficially owned.


                                                           SHARES    OPTIONS (1)    TOTAL     % OF CLASS
                                                           ------    -----------    -----     ----------
EHL (2)................................................  14,000,000           --  14,000,000       69.8%
William E. Allen (3)...................................      50,500       13,025      63,525          *
Gus J. Athas (4).......................................      23,450       25,000      48,450          *
C. Clifford Brake......................................      29,450           --      29,450          *
Sam. A. Cottone........................................      29,450       25,000      54,450          *
Rod F. Dammeyer (5)....................................      15,000        1,500      16,500          *
Bradbury Dyer III (6)..................................     150,000        1,500     151,500          *
Paul G. Fischer (7)....................................      40,600       13,025      53,625          *
William K. Hall (8)....................................      91,550       33,325     124,875          *
Philip C. Kantz........................................          --        1,000       1,000          *
Lawrence B. Lee (9)....................................      29,325       13,350      42,675          *
Sheli Z. Rosenberg (2).................................       2,000        1,500       3,500          *
Richard G. Sim.........................................          --          500         500
B. Joseph White........................................       1,500        1,000       2,500          *
All directors & executive officers as a group,
  including the above-named persons....................     472,525      145,475     618,000        3.1%

--------------------
* Percentage of shares beneficially owned does not exceed one percent.

(1) Shares of stock that are subject to options exercisable within 60 days of the date of this table.

(2)  EHL's general partner are the Samuel Zell Revocable Trust and the Robert
     H. and Ann Lurie Trust. Samuel Zell is the trustee of the Zell Trust. Mrs. Rosenberg and Ms. Lurie are co-trustees of the Robert H. and Ann Lurie Trust. Mr. Zell and Mesdames Lurie and Rosenberg disclaim beneficial ownership of the shares of Common Stock beneficially owned by EHL. The address of EHL, Mr. Zell and Mesdames Lurie and Rosenberg is Two North Riverside Plaza, Chicago, Illinois, 60606.

(3) Includes 10,000 shares held by Mr. Allen's wife and of which Mr. Allen disclaims beneficial ownership.

(4) Includes 3,000 shares held by a member of Mr. Athas' family and of which Mr. Athas disclaims beneficial ownership.

(5) Includes 5,000 shares held by Mr. Dammeyer's wife and of which Mr. Dammeyer disclaims beneficial ownership.

(6) Includes 150,000 shares owned by Paragon Joint Ventures ("Paragon"). Paragon is a joint venture formed by Paragon Associates and Paragon Associates II, both Texas partnerships. Mr. Dyer is the sole general partner of Paragon Associates and Paragon Associates II. Under the terms of the joint venture agreement of Paragon, each partner has beneficial ownership in proportion to its respective account in Paragon. Mr. Dyer does not have full direct ownership; however, as the general partner of the partners of Paragon, he may be deemed to have beneficial ownership.

(7) Includes 100 shares held by a member of Mr. Fischer's family and of which Mr. Fischer disclaims beneficial ownership.

(8) Includes 750 shares of the Company held by members of Mr. Hall's family and of which Mr. Hall disclaims beneficial ownership.

(9) Includes 1,000 shares held by a trust of a member of Mr. Lee's family and of which Mr. Lee disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a description of transactions and relationships between the Company and its directors, executive officers and more than 5% stockholders, see "Compensation Committee Interlocks and Insider Participation."


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements


             Report of Independent Public Accountants .........  14
             Consolidated Balance Sheets ......................  15
             Consolidated Statements of Income ................  16
             Consolidated Statements of Stockholders' Equity ..  17
             Consolidated Statements of Cash Flows ............  18
             Notes to Consolidated Financial Statements .......  19


             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.


         (b) Reports on Form 8-K

             Current report on Form 8-K dated December 2, 1996 relative to the issuance of a press release announcing the Board of Directors discussion to explore a broad range of strategic alternatives to enhance shareholder value in the Company.

         (c) Exhibits

             Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     FALCON BUILDING PRODUCTS, INC.


                                     By:  /s/         WILLIAM K. HALL
                                        -------------------------------------
                                                     William K. Hall
                                        President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.


        SIGNATURE                       TITLE                          DATE
        ---------                       -----                          ----

/s/   WILLIAM K. HALL       Director, President and Chief         March 20, 1997
--------------------------  Executive Officer (Principal
      (William K. Hall)     Executive Officer)

/s/   GUS J. ATHAS          Senior Vice President, General        March 20, 1997
--------------------------  Counsel and Secretary
      (Gus J. Athas)

/s/   SAM A. COTTONE        Senior Vice President-Finance,        March 20, 1997
--------------------------  Treasurer and Chief Financial Officer
      (Sam A. Cottone)      (Principal Accounting Officer)


/s/   ROD F. DAMMEYER       Director and Chairman of the Board    March 20, 1997
--------------------------  of Directors
      (Rod F. Dammeyer)

*/s/  BRADBURY DYER III     Director                              March 20, 1997
--------------------------
      (Bradbury Dyer III)

*/s/  PHILIP C. KANTZ       Director                              March 20, 1997
--------------------------
      (Philip C. Kantz)

/s/   SHELI Z. ROSENBERG    Director                              March 20, 1997
--------------------------
      (Sheli Z. Rosenberg)

*/s/  RICHARD G. SIM        Director                              March 20, 1997
--------------------------
      (Richard G. Sim)

*/s/  ROBERT L. SMIALEK     Director                              March 20, 1997
--------------------------
      (Robert L. Smialek)

*/s/  B. JOSEPH WHITE       Director                              March 20, 1997
--------------------------
      (B. Joseph White)

   by */s/  DANIEL G. ELLIS    as attorney in fact for each person indicated.
      -----------------------
           (Daniel G. Ellis)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBIT
------                                    ----------------------
    3.1  Restated Certificate of Incorporation.  (Incorporated by reference to Exhibit 3.1 of
         Falcon Building Products, Inc. Registration Statement of Form S-1.  Registration Number
         33-79006, filed May 17, 1994, as amended.)
    3.2  By-Laws, as amended to date  (Incorporated by reference to Exhibit 3.2 of Falcon Building
         Products, Inc. Registration Statement of Form S-1.  Registration Number 33-79006, filed
         May 17, 1994, as amended.)
    4.1  Form of Certificate for Class A Stock  (Incorporated by reference to Exhibit 4.1 of Falcon
         Building Products, Inc. Registration Statement of Form S-1.  Registration Number 33-79006,
         filed May 17, 1994, as amended.)
    4.2  Bank Credit Agreement, between the Company and the lenders thereunder.  (Incorporated by reference to Exhibit 4.1 of Falcon Building Products, Inc. Quarterly Report on Form 10-Q
         filed December 5, 1994.)
   10.1  Corporate Services Agreement, dated June 22, 1994, between the Company and Eagle
         (Incorporated by reference to Exhibit 10.1 of Falcon Building Products, Inc. Registration
         Statement of Form S-1.  Registration Number 33-79006, filed May 17, 1994, as amended.)
   10.2  Disaffiliation Tax Sharing Agreement, dated October 28, 1994, between the Company and GAMI.
   10.3  Registration Rights Agreement, between the Company, Eagle and the Selling Stockholders
         (Incorporated by reference to Exhibit 10.1 of Falcon Building Products, Inc. Quarterly
         Report on Form 10-Q filed December 5, 1994.)
   10.4  Trademark License Agreement, dated April 24, 1990, between Illinois Tool Works, Inc. and
         DeVilbiss Air Power  (Incorporated by reference to Exhibit 10.4 of Falcon Building
         Products, Inc. Registration Statement of Form S-1.  Registration Number 33-79006, filed
         May 17, 1994, as amended.)
   10.5  Trademark Licensing Agreement, dated September 28, 1990, between Masco Building Products
         Corp. and Kilgore Plumbing Products, Inc.  (Incorporated by reference to Exhibit 10.5 of
         Falcon Building Products, Inc. Registration Statement of Form S-1.  Registration Number
         33-79006, filed May 17, 1994, as amended.)
   10.6  Falcon Building Products, Inc. 1994 Stock Option and Restricted Share Plan  (Incorporated
         by reference to Exhibit 10.6 of Falcon Building Products, Inc. Registration Statement of
         Form S-1.  Registration Number 33-79006, filed May 17, 1994, as amended.)
   10.7  Falcon Building Products, Inc. Senior Executive Stock Purchase Plan  (Incorporated by
         reference to Exhibit 10.2 of Falcon Building Products, Inc. Quarterly Report on Form 10-Q
         filed December 5, 1994.)
   10.8  Eagle Industries, Inc. Supplemental Executive Retirement Plan, as adopted September 15,
         1992.  (Incorporated by reference to Exhibit 10.9 of Falcon Building Products, Inc.
         Registration Statement of Form S-1.  Registration Number 33-79006, filed May 17, 1994, as amended.)
   10.9  Lease, dated December 6, 1991, between The E.T. Hermann and Jane D. Hermann 1978 Living
         Trust and Hart & Cooley, Inc.  (Incorporated by reference to Exhibit 10.11 of Falcon
         Building Products, Inc. Registration Statement of Form S-1.  Registration Number 33-79006,
         filed May 17, 1994, as amended.)
  10.10  Lease Agreement, dated June 6, 1989, between Belz Investco, L.P. and Hart & Cooley, Inc., as amended November 10, 1989.  (Incorporated by reference to Exhibit 10.12 of Falcon
         Building Products, Inc. Registration Statement of Form S-1.  Registration Number 33-79006,
         filed May 17, 1994, as amended.)
  10.11  Lease Agreement, dated September 3, 1991, between Jack North and Gerry North and Hart &
         Cooley, Inc., as amended.  (Incorporated by reference to Exhibit 10.13 of Falcon Building
         Products, Inc. Registration Statement of Form S-1.  Registration Number 33-79006, filed
         May 17, 1994, as amended.)
  10.12  Indemnity Agreement, dated as of June 22, 1994, between the Company and Eagle.
         (Incorporated by reference to Exhibit 10.15 of Falcon Building Products, Inc. Registration
         Statement of Form S-1.  Registration Number 33-79006, filed May 17, 1994, as amended.)
  10.13  ERISA Indemnity Agreement, dated October 10, 1994, between the Company, GAMI and Eagle.
         (Incorporated by reference to Exhibit 10.16 of Falcon Building Products, Inc. Registration
         Statement of Form S-1.  Registration Number 33-79006, filed May 17, 1994, as amended.)
  10.14  Agreement, dated October 4, 1994, between the Company, EHL, GAMI and Eagle.  (Incorporated by reference to Exhibit 10.17 of Falcon Building Products, Inc. Registration Statement of
         Form S-1.  Registration Number 33-79006, filed May 17, 1994, as amended.)
  10.15  Receivables Purchase Agreement as of May 2, 1996 among Centrally Held Eagle Receivables
         Program, Inc., Falcon Building Products, Inc., Market Street Funding Corporation and PNC
         Bank, National Association. (Incorporated by reference to Exhibit 10.16 of Falcon Building
         Products, Inc. Quarterly Report on Form 10-Q dated June 30, 1996.)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
------                                          ----------------------
  10.16  Receivables Purchase Agreement as of May 2, 1996 among Centrally Held Eagle Receivables Program, Inc.,
         Falcon Building Products, Inc., Certain Commercial Lending Institutions and PNC Bank, National
         Association. (Incorporated by reference to Exhibit 10.17 of Falcon Building Products, Inc. Quarterly
         Report on Form 10-Q dated June 30, 1996)
  10.17  Falcon Building Products, Inc. Employee Savings Plan as adopted January 1, 1995.
  10.18  Falcon Building Products, Inc. Cash Balance Pension Plan as adopted January 1, 1996.
  10.19  Termination Benefits Agreement dated December 13, 1996 between Hart & Cooley, Inc. and Lawrence B. Lee.
  10.20  Termination Benefits Agreement dated December 18, 1996 between Mansfield Plumbing Products, Inc. and
         Paul Fischer.
  10.21  Termination Benefits Agreement dated December 31, 1996 between DeVilbiss Air Power Company and William
         E. Allen.
  10.22  Termination Benefits Agreement dated December 19, 1996 between Falcon Building Products, Inc. and
         Daniel G. Ellis.
  21.1   Subsidiaries of the Company.
  24.1   Power of Attorney of Directors