Form 10-Q
period 1997-03-31
FALCON BUILDING PRODUCTS INC
filed 1997-04-30
CIK 923286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

             20,048,275 shares of Common Stock as of April 18, 1997

                         FALCON BUILDING PRODUCTS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1997
                                      INDEX


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

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    MARCH 31,    DECEMBER 31,
                                                      1997          1996
                                                   (UNAUDITED)
                   ASSETS

Current assets:
  Cash and cash equivalents                       $   1.3        $   3.9
  Accounts receivable, net                            --             --
  Inventories, net                                   85.7           76.2
  Other current assets                               47.2           15.6
  Total current assets                              134.2           95.7

Property, plant and equipment, net                   96.8           97.4
Goodwill                                             58.5           59.1
Other assets                                          9.1            9.5
  Total assets                                    $ 298.6        $ 261.7


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion long-term debt                  $  15.2        $  15.2
  Accounts payable                                   49.7           50.1
  Accrued liabilities                                30.4           30.9
  Total current liabilities                          95.3           96.2

Long-term debt                                      140.3          109.1
Accrued employee benefit obligations                  9.0            8.7
Other long-term liabilities                          20.0           19.8
  Total liabilities                                 264.6          233.8

Stockholders' equity:
  Preferred stock, par value $1.00 per
     share, 10,000,000 shares authorized,
     none issued and outstanding                      --             --
  Class A stock, par value $.01 per share,
     30,000,000 shares authorized,
     20,048,275 issued and outstanding at
     March 31, 1997, 20,070,500 issued and
     outstanding at December 31, 1996                 0.2            0.2
  Additional paid-in capital                         18.0           18.0
  Retained earnings                                  18.9           12.8
  Pension liability adjustment                       (0.5)          (0.5)
  Unearned compensation                              (0.3)          (0.4)
  Notes receivable arising from stock
    purchase plan                                    (2.0)          (2.2)
  Common stock in treasury, at cost
    (22,225 shares in 1997)                          (0.3)           --
  Total stockholders' equity                         34.0           27.9

Total liabilities and stockholders' equity        $ 298.6        $ 261.7

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          QUARTER ENDED MARCH 31,
                                             1997           1996


Net sales                                  $ 160.2        $ 144.4
Cost of sales                                133.4          119.1

  Gross earnings                              26.8           25.3

Selling and administrative expenses           13.1           12.8
Securitization expense                         0.9            0.9
  Operating income                            12.8           11.6

Net interest expense                           2.8            2.8

Income before income taxes                    10.0            8.8

Provision for income taxes                     3.9            3.4

Net income                                  $  6.1         $  5.4

Net income per common share                 $ 0.31        $  0.27

Average shares outstanding               20,048,275     20,070,500



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                         Quarter Ended
                                                            March 31,
                                                      1997            1996



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $  6.1         $  5.4
 Adjustments to reconcile net income
   to net cash from operations:
  Depreciation                                           3.4            3.4
  Amortization                                           0.7            0.6
  Cash effect of changes in working
   capital, accrued employee benefit obligations,
   and other long-term liabilities                     (41.0)          (7.5)
  Net cash (used in) from operating activities         (30.8)           1.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (3.0)          (4.5)
 Purchase of business                                     --          (18.8)
 Other                                                   0.2            1.1
  Net cash flow used in investing activities            (2.8)         (22.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under credit facility                   31.2           21.4
 Other                                                  (0.2)           --
  Net cash flow from financing activities               31.0           21.4

CHANGE IN CASH AND CASH EQUIVALENTS                     (2.6)           1.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3.9            1.1
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  1.3         $  2.2



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. (the "Company"), a subsidiary of Equity Holdings Limited, an Illinois limited partnership ("EHL"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1996.

(2)  INVENTORIES

     Inventory consists of the following (in millions):

                                         March 31,     December 31,
                                           1997            1996

          Raw materials and supplies    $  31.2       $   30.9
          Work in process                  13.0           12.7
          Finished goods                   41.5           32.6
                                        $  85.7       $   76.2

(3)  LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                    March 31,    December 31,
                                      1997          1996

            Bank Credit Facility
              Revolver              $  74.0       $  39.0
              Term                     78.7          82.5
              Total                   152.7         121.5
            Other                       2.8           2.8
            Less:  Current Portion    (15.2)        (15.2)
              Total long-term       $ 140.3       $ 109.1

     At March 31, 1997, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $63.5 million at March 31, 1997.

(4)  COMMITMENT AND CONTINGENCIES

     In May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliances systems, including the Ultravent product distributed by the Company. This action resulted from reports of problems with high temperature plastic venting, including improper installation, cracking, inadequate joint adhesion, and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, appliance systems in Ontario with HTPV have been corrected. Most gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company has discontinued sales of its high temperature plastic vent product.

     The Company is a defendant in a suit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. The Company is also a defendant in two cases brought by appliance manufacturers. In a lawsuit filed by Goodman Manufacturing Company ("Goodman") in Texas, the Company has been sued along with two other defendants for reimbursement of costs associated with its corrective action program. In the other lawsuit, the Company and two other defendants have been sued in Massachusetts by five furnace manufacturers which are seeking damages and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. The Company has filed and served its own legal action in Michigan against Goodman, the five furnace manufacturers that have filed suit against the Company in Massachusetts, and all other identifiable appliance manufacturers that certified HTPV for use with their appliance systems. In that suit, the Company is seeking damages for costs it has incurred and declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit which has been filed in Tennessee, regarding high temperature plastic venting. In that case, the Company is a defendant along with its principal competitor in the high temperature plastic vent business, a resin supplier, and a furnace manufacturer that has been joined as a representative of a defendant class of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with high temperature plastic vent manufactured from the Ultem plastic resin.

      The Company is engaged in ongoing discussions with the Consumer Product Safety Commission ("CPSC") which has been advised of the ULC action and the actions taken by the MCCR. The CPSC continues to investigate HTPV and has met with all of the manufacturers of high temperature plastic vents, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting, and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving plastic venting, and it is probable that in the near term the CPSC will mandate a corrective program which would impact heating appliance manufacturers, plastic resin manufacturers, and plastic venting manufacturers, including the Company. Several appliance manufacturers have announced their intention to take corrective action regarding gas appliance systems equipped with plastic vent product. Company sales of Ultravent products in the United States and Canada in 1995 and 1996 were minimal.

      While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management currently believes that the after-tax cost to the Company of resolving the Ultravent matter would range from a non-material amount to $20.0 million, after considering reimbursements and insurance recoveries. With respect to this matter, the Company has filed a lawsuit against its insurance carriers. Although no assurances can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have a material effect on future results of operations in the period recognized.

(5)  OTHER

     During the quarter, the Company entered into a merger agreement with an affiliate of Investcorp SA ("Investcorp").
     Under the merger agreement, each current shareholder of the Company will have the right either to retain his/her shares of the Company, subject to proration, or receive $17.75 per share in cash.
     The agreement was structured such that upon completion of the merger, Investcorp will own 88% of the equity of the Company while existing shareholders will own 12%. The merger is subject to certain regulatory approvals as well as approval by a majority of Falcon's shareholders at a special meeting to be held as soon as practicable.

         FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     GENERAL

     Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The   following  table  reflects  the  Company's  historical
     results of operations.

     QUARTER ENDED MARCH 31,           1997                 1996
     (dollars in millions)                  % of                 % of
                                  Amount    Sales      Amount    Sales

     Net sales                  $ 160.2    100.0%    $ 144. 4   100.0%

     Gross earnings                26.8     16.7        25.3     17.5
     Operating income              12.8      8.0        11.6      8.0
     Income before income taxes    10.0      6.2         8.8      6.1

     Net income                     6.1      3.8         5.4      3.7

     QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH
     31, 1996

     Sales for the quarter of $160.2 million were $15.8 million or 10.9% higher than 1996. This increase was primarily due to significant sales growth in power washers of $11.3 million, as well as increased volume in bathroom fixtures and air power products totaling $4.6 million. These increases were partially offset by a decline in sales of air distribution products of $0.3 million.

     Gross earnings of $26.8 million were $1.5 million or 0.6% higher than the comparable 1996 period. This increase was primarily due to increased volume, as well as minor pricing gains. Gross margin declined from 17.5% in 1996 to 16.7% in 1997 as a result of lower margins realized on power washers.

     Operating income increased from $11.6 million in 1996 to $12.8 million in 1997. This increase was primarily due to increased sales volume and decreased corporate expenses, partially offset by increased operating costs at the businesses.

     Income before income taxes of $10.0 million was $1.2 million higher than the comparable 1996 period due to the factors mentioned above.

     The  effective  tax  rate was 38.4% in  both  periods.   Net
     income for the quarter was $6.1 million, an increase of $0.7
     from   the  $5.4  million  recorded  in  1996  due  to   the
     aforementioned reasons.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that it will meet its working capital and capital expenditure needs in 1997 through a combination of operating cash flow, availability under its Bank Credit Facility and through funds available through the accounts receivable securitization program.

     Net cash flow used in operating activities was $30.8 million for the quarter ended March 31, 1997, compared to a source of $1.9 million for the comparable 1996 period. The decrease of $32.7 million was primarily due to the effect of the stand-alone Falcon securitization program that was entered into in May 1996. In addition, operating cash flow decreased $3.9 million, due to an increase in working capital requirements.

         FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits:

          None

     b)   Reports on Form 8-K

          Current Report on Form 8-K dated March 20, 1997 related to the execution of a merger agreement between Falcon and an affiliate of Investcorp SA.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FALCON BUILDING PRODUCTS, INC.


                                        By:  /s/ Sam A. Cottone
                                             ------------------

                                             Sam A. Cottone
                                             Senior Vice President and
                                             Chief Financial Officer



Dated:  April 30, 1997