Form 10-Q/A
period 1997-03-31
FALCON BUILDING PRODUCTS INC
filed 1997-05-27
CIK 923286

                                    FORM 10-Q/A

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

Item 1.  Legal Proceedings

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

(4)  COMMITMENT AND CONTINGENCIES

      In May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliance systems, including the Ultraventr product distributed by the Company. This action resulted from reports of problems with HTPV, including improper installation, cracking, inadequate joint adhesion and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, appliance systems in Ontario with HTPV have been remediated. Most gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company has discontinued sales of its HTPV product.

      The Company is a defendant in a suit in Canada captioned Ontario New Home Warranty Program v. Chevron Chemical Corp. et al-Ontario Court-General Division No. 22487/96 which was filed on February 26, 1996 against 24 entities including heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies by the Ontario New Home Warranty Program, which is responsible for the cost of replacing appliances equipped with HTPV in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. The Company is also a defendant in a lawsuit caption Goodman Manufacturing Company v. Chevron Chemical et al-County Court-Harris County, Texas-No. 96-15816 in which the Company has been sued along with two other defendants for reimbursement of costs associated with the plaintiff's HTPV corrective action program. In the lawsuit captioned Rheem Corp. et al v. General Electric Co.-Superior Court-Suffolk County, Massachusetts No. 97-1709-B, filed March 31, 1997, the Company and two other defendants have been sued by seven furnace manufacturers which are seeking reimbursement and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. On April 1, 1997, the Company filed its own legal action captioned Hart & Cooley, Inc. v. Amana Refrigeration, Inc.-Circuit Court-Ottawa County, Michigan No. 97-27729-NP against all identifiable appliance manufacturers that certified HTPV for use with their appliance systems including the plaintiffs in the Texas and Massachusetts actions. In this suit, the Company is seeking damages for costs it has incurred an declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit regarding HTPV captioned Engel v. Chevron Chemical Corp. et al-Circuit Court-Rutherford County, Tennessee No. 37715, filed January 9, 1997. In this case, the Company is a defendant along with its principal competitor in the HTPV business, a resin supplier, and a furnace manufacturer that has been joined as a representative of a defendant class consisting of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with HTPV.

      The Company is engaged in ongoing discussions with the United States Consumer Product Safety Commission ("CPSC"), which has been advised of the ULC action and the actions taken by the MCCR. The CPSC continues to investigate HTPV and has met with all of the manufacturers of HTPV, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving HTPV, and it is probably that in the near term the CPSC will mandate a corrective action program that would impact heating appliance manufacturers, plastic resin manufacturers, and HTPV manufacturers and distributors, including the Company. Several appliance manufacturers have announced their intention to take corrective action regarding gas appliance systems equipped with HTPV. Company sales of Ultravent products in the United States and Canada in 1995 and 1996 were minimal.

With respect to these matters, the Company, on September 16, 1996, filed an action in state court in Illinois against certain insurance carriers captioned Hart & Cooley, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA et al-Circuit Court of Cook County, Illinois-No. 96-CH-9947. The Company is seeking a declaratory judgment, damages for breach of contract and specific relief requiring the insurance carriers, pursuant to the terms of the Company's insurance policies, to defend and reimburse the Company for costs and legal expenses arising from Ultravent-related claims. The amount at issue cannot be determined at this time. The insurance carriers have denied coverage on a number of grounds, including (i) that there has been no property damage, bodily injury or occurrence, as those terms are defined in the insurance policies; (ii) that various exclusions in the insurance policies apply with respect to injuries to the Company's own products, the failure of its products to perform, and product recalls; (iii) that the Company knew or should have known of the existence of alleged problems with Ultravent; and (iv) that other insurance which should be called on prior to the policies of these insurers is available. The insurance carriers have filed motions to dismiss the Company's lawsuit.

      While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management currently believes that the after-tax cost to the Company of resolving the Ultravent matters discussed above should range from a non-material amount to $20.0 million, after considering numerous factors including, in certain scenarios, the possibility of third party reimbursements and insurance recoveries. It is possible that, in the event that a number of the factors referenced above were resolved adversely to the Company and no third party reimbursements or insurance recoveries were received, the upper limit of such range would be exceeded. While no assurance can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have material effect on future results of operations in the period recognized.

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

      Gross earnings of $26.8 million were $1.5 million or 5.9% higher than the comparable 1996 period. This increase was primarily due to increased volume, as well as minor pricing gains. Gross margin declined from 17.5% in 1996 to 16.7% in 1997 as a result of lower margins realized on power washers.

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

     Net cash flow used in operating activities was $30.8 million for the quarter ended March 31, 1997, compared to a source of $1.9 million for the comparable 1996 period. The decrease of $32.7 million was primarily due to the effect of the stand-alone Falcon securitization program that was entered into in May 1996. Due to seasonal factors, the Company's level of receivables is typically lower at the end of the fourth quarter when compared to the other three quarters. This has resulted in an increase of $29.2 million in the net residual interest retained by the Company in the sold receivables from December 31, 1996 to March 31, 1997. This residual interest is reflected in Other current assets in the Company's Condensed Consolidated Financial Statements. In addition, operating cash flow decreased $3.9 million, due to an increase in working capital requirements.

         FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

      The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims, individually and in the aggregate, are either without merit, are covered by insurance or are adequately reserved for, and will not have a material adverse effect on its financial condition or results of operation.

      In addition to the matters covered by the preceding paragraph, in May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliance systems, including the Ultraventr product distributed by the Company. This action resulted from reports of problems with HTPV, including improper installation, cracking, inadequate joint adhesion and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, appliance systems in Ontario with HTPV have been remediated. Most gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company has discontinued sales of its HTPV product.

      The Company is a defendant in a suit in Canada captioned Ontario New Home Warranty Program v. Chevron Chemical Corp. et al-Ontario Court-General Division No. 22487/96 which was filed on February 26, 1996 against 24 entities including heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies by the Ontario New Home Warranty Program, which is responsible for the cost of replacing appliances equipped with HTPV in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. The Company is also a defendant in a lawsuit caption Goodman Manufacturing Company v. Chevron Chemical et al-County Court-Harris County, Texas-No. 96-15816 in which the Company has been sued along with two other defendants for reimbursement of costs associated with the plaintiff's HTPV corrective action program. In the lawsuit captioned Rheem Corp. et al v. General Electric Co.-Superior Court-Suffolk County, Massachusetts No. 97-1709-B, filed March 31, 1997, the Company and two other defendants have been sued by seven furnace manufacturers which are seeking reimbursement and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. On April 1, 1997, the Company filed its own legal action captioned Hart & Cooley, Inc. v. Amana Refrigeration, Inc.-Circuit Court-Ottawa County, Michigan No. 97-27729-NP against all identifiable appliance manufacturers that certified HTPV for use with their appliance systems including the plaintiffs in the Texas and Massachusetts actions. In this suit, the Company is seeking damages for costs it has incurred an declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit regarding HTPV captioned Engel v. Chevron Chemical Corp. et al-Circuit Court-Rutherford County, Tennessee No. 37715, filed January 9, 1997. In this case, the Company is a defendant along with its principal competitor in the HTPV business, a resin supplier, and a furnace manufacturer that has been joined as a representative of a defendant class consisting of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with HTPV.

      The Company is engaged in ongoing discussions with the United States Consumer Product Safety Commission ("CPSC"), which has been advised of the ULC action and the actions taken by the MCCR. The CPSC continues to investigate HTPV and has met with all of the manufacturers of HTPV, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving HTPV, and it is probably that in the near term the CPSC will mandate a corrective action program that would impact heating appliance manufacturers, plastic resin manufacturers, and HTPV manufacturers and distributors, including the Company. Several appliance manufacturers have announced their intention to take corrective action regarding gas appliance systems equipped with HTPV. Company sales of Ultravent products in the United States and Canada in 1995 and 1996 were minimal.

     With respect to these matters, the Company, on September 16, 1996, filed an action in state court in Illinois against certain insurance carriers captioned Hart & Cooley, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA et al-Circuit Court of Cook County, Illinois-No. 96-CH-9947. The Company is seeking a declaratory judgment, damages for breach of contract and specific relief requiring the insurance carriers, pursuant to the terms of the Company's insurance policies, to defend and reimburse the Company for costs and legal expenses arising from Ultravent-related claims. The amount at issue cannot be determined at this time. The insurance carriers have denied coverage on a number of grounds, including (i) that there has been no property damage, bodily injury or occurrence, as those terms are defined in the insurance policies; (ii) that various exclusions in the insurance policies apply with respect to injuries to the Company's own products, the failure of its products to perform, and product recalls; (iii) that the Company knew or should have known of the existence of alleged problems with Ultravent; and (iv) that other insurance which should be called on prior to the policies of these insurers is available. The insurance carriers have filed motions to dismiss the Company's lawsuit.

      While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management currently believes that the after-tax cost to the Company of resolving the Ultravent matters discussed above should range from a non-material amount to $20.0 million, after considering numerous factors including, in certain scenarios, the possibility of third party reimbursements and insurance recoveries. It is possible that, in the event that a number of the factors referenced above were resolved adversely to the Company and no third party reimbursements or insurance recoveries were received, the upper limit of such range would be exceeded. While no assurance can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have material effect on future results of operations in the period recognized.

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




                                        FALCON BUILDING PRODUCTS INC.


                                   By:  /s/  Sam A. Cottone
                                        -------------------

                                        Sam A. Cottone
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  May 27, 1997