Form 10-Q
period 1997-06-30
FALCON BUILDING PRODUCTS INC
filed 1997-08-14
CIK 923286

------------------------------------------------------------------------------
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
                                     Yes  X    No
                                         ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

    As of July 31, 1997, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                  1,034,017 shares of Class A Common Stock
                  6,721,537 shares of Class B Common Stock
                   844,273 shares of Class C Common Stock
                   17,000 shares of Class D Common Stock

                       FALCON BUILDING PRODUCTS, INC.
                                 FORM 10-Q
                               JUNE 30, 1997
                                   INDEX


PART I.  Financial Information:                                 PAGE NO.
                                                                --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                      3

          Condensed Consolidated Statements of Income                4

          Condensed Consolidated Statements of Cash Flows            5

          Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations          12

PART II. Other Information:

Item 6.   Exhibits and Reports on Form 8-K                          15

              FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN MILLIONS)


                                                                      JUNE 30,    DECEMBER 31,
                                                                        1997          1996
                                                                    ------------  ------------
                                                                     (UNAUDITED)
               ASSETS

Current assets:
    Cash and cash equivalents                                          $ 41.7        $  3.9
    Accounts receivable                                                    --            --
    Inventories, net                                                     93.5          76.2
    Other current assets                                                 35.1          15.6
                                                                       ------        ------
    Total current assets                                                170.3          95.7

Property, plant and equipment, net                                       96.7          97.4
Goodwill                                                                 58.0          59.1
Other long-term assets                                                   32.9           9.5
                                                                       ------        ------
    Total assets                                                       $357.9        $261.7
                                                                       ======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt                                     $  1.2        $ 15.2
    Accounts payable                                                     58.0          50.1
    Accrued liabilities                                                  34.3          30.9
                                                                       ------        ------
    Total current liabilities                                            93.5          96.2

Senior indebtedness                                                     176.5         109.1
Senior subordinated notes                                               247.4            --
Accrued employee benefit obligations                                      9.3           8.7
Other long-term liabilities                                              19.7          19.8
                                                                       ------        ------
    Total liabilities                                                   546.4         233.8
                                                                       ------        ------
Stockholders' equity (deficit):
    Preferred stock                                                        --            --
    Class A Common Stock                                                   --           0.2
    Class B Common Stock                                                  0.1            --
    Class C Common Stock                                                   --            --
    Class D Common Stock                                                   --            --
    Common Stock                                                           --            --
    Additional paid-in capital                                             --          18.0
    Retained earnings (deficit)                                        (186.1)         12.8
    Pension liability adjustment                                         (0.5)         (0.5)
    Unearned compensation                                                  --          (0.4)
    Notes receivable arising from stock purchase plan                    (2.0)         (2.2)
                                                                       ------        ------
    Total stockholders' equity (deficit)                               (188.5)         27.9
                                                                       ------        ------
Total liabilities and stockholders' equity                             $357.9        $261.7
                                                                       ======        ======

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                               QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             --------------------------      -------------------------
                                                1997             1996          1997             1996
                                                ----             ----          ----             ----
Net sales                                   $    195.7       $    168.4    $    355.9       $    312.7
Cost of sales                                    158.9            136.2         290.9            253.8
                                            ----------       ----------    ----------       ----------
    Gross earnings                                36.8             32.2          65.0             58.9

Selling and administrative expenses               15.4             15.2          29.9             29.5
Securitization expense                             1.2              1.0           2.1              1.9
Recapitalization expenses                         36.3               --          36.3               --
                                            ----------       ----------    ----------       ----------
    Operating income (loss)                      (16.1)            16.0          (3.3)            27.5

Net interest expense                               4.0              2.8           6.8              5.5
                                            ----------       ----------    ----------       ----------
Income (loss) before income taxes                (20.1)            13.2         (10.1)            22.0

Provision (benefit) for income taxes              (1.7)             5.1           2.2              8.5
                                            ----------       ----------    ----------       ----------
Income (loss) before extraordinary item          (18.4)             8.1         (12.3)            13.5

Extraordinary item:
    Early extinguishment of debt, net of income
    tax benefit of $0.9 million                   (1.5)              --          (1.5)              --
                                            ----------       ----------    ----------       ----------
Net income (loss)                           $    (19.9)      $      8.1    $    (13.8)      $     13.5
                                            ==========       ==========    ==========       ==========
Earnings (loss) per common share:
    Income (loss) before extraordinary item $    (1.00)      $     0.40    $    (0.64)      $     0.67
    Extraordinary item                           (0.08)              --         (0.08)              --
                                            ----------       ----------    ----------       ----------
    Net income (loss)                       $    (1.08)      $     0.40    $    (0.72)      $     0.67
                                            ==========       ==========    ==========       ==========
Weighted average shares outstanding         18,415,211       20,070,500    19,227,600       20,070,500
                                            ==========       ==========    ==========       ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN MILLIONS)
                                (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                -------------------
                                                                                  1997        1996
                                                                                -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $ (13.8)    $  13.5
  Adjustments to reconcile net income (loss) to net cash from operations:
    Depreciation and amortization                                                   8.2         8.2
    Accretion of debt discount on subordinated debt                                 0.4          --
    Recapitalization expenses                                                      36.3          --
    Early extinguishment of debt                                                    1.5          --
    Cash effect of changes in other working capital balances, accrued employee benefit obligations, and other long-term liabilities,
      excluding the effects of acquisitions                                       (32.5)      (11.9)
                                                                                -------     -------
  Net cash from operating activities                                                0.1         9.8
                                                                                -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses                                                             --       (18.8)
  Capital expenditures                                                             (6.5)       (8.6)
  Other                                                                            (1.2)       (1.1)
                                                                                -------     -------
  Net cash used in investing activities                                            (7.7)      (28.5)
                                                                                -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior credit facilities                                          175.0          --
  Repayment of senior credit facilities                                          (138.8)         --
  Issuance of senior subordinated debt                                            247.0          --
  Issuance of common stock                                                        134.6          --
  Retirement of common stock                                                     (337.5)         --
  Payment of Recapitalization fees and expenses                                   (52.0)         --
  Net borrowings on debt                                                           17.1        21.9
                                                                                -------     -------
  Net cash from financing activities                                               45.4        21.9
                                                                                -------     -------
CHANGE IN CASH AND CASH EQUIVALENTS                                                37.8         3.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      3.9         1.1
                                                                                -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  41.7     $   4.3
                                                                                =======     =======

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


(1) SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION:

    The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. ("Falcon" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments except for the effects of the recapitalization transaction described below, are included for fair presentation. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the full year.
The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1996.

    On June 17, 1997 the Company completed a merger transaction (the "Merger" and together with the financings described below the "Recapitalization") with FBP Acquisition Corp. ("FBP"), a newly formed corporation organized on behalf of INVESTCORP S.A. ("Investcorp"), certain affiliates of Investcorp and other international investors, whereby FBP was merged with and into Falcon, with Falcon as the surviving corporation. The Merger resulted in Investcorp, its affiliates and certain other international investors owning approximately 88% of the capital stock of the Company. The Merger was accounted for as a recapitalization and as such, the historical basis of the assets and liabilities of the Company were not affected. See Notes 4 and 5 for further discussion of the transaction and the financing arrangements entered into in order to consummate the Recapitalization.

    Certain amounts in the Company's historical financial statements have been reclassified to be consistent with the presentation in the current period.

(2) INVENTORIES

    Inventory consists of the following (in millions):

                                                   JUNE 30,    DECEMBER 31,
                                                     1997          1996
                                                   --------    ------------
                                                  (UNAUDITED)

            Raw materials and supplies              $ 37.6        $ 30.9
            Work in process                           12.5          12.7
            Finished goods                            43.4          32.6
                                                    ------        ------
                                                    $ 93.5        $ 76.2
                                                    ======        ======
(3) ACCOUNTS RECEIVABLE

    In connection with the Recapitalization, the Company amended its existing receivables securitization program to increase the maximum availability from $85 million to $100 million and to extend the program until 2002.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 JUNE 30, 1997
                                  (UNAUDITED)

(4)  RECAPITALIZATION

    On March 20, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FBP. The Merger Agreement contemplated that FBP would be merged with and into Falcon and each outstanding share of the Company's Class A Common Stock ("Class A Stock") would be converted into either (i) $17.75 in cash (the "Cash Price"), or (ii) at the election of the holder of the Class A Stock, the right to retain one share of Class A Stock. On June 17, 1997, the Merger and the adoption of the Merger Agreement were approved by the vote of a majority of the stockholders of the Class A Stock and FBP was merged with and into Falcon, with Falcon continuing as the surviving corporation. At the consummation of the Merger, 19,014,258 of the then issued and outstanding shares of Class A Stock were converted into cash and 1,034,017 shares were retained by existing stockholders. In addition, each person who, immediately prior to the consummation of the Recapitalization, held an option to purchase shares of the Class A Stock received a cash payment equal to the product of (i) the difference between the Cash Price and the option exercise price multiplied by (ii) the number of options held by such person. Approximately $337.5 million was paid to holders of Class A Stock who converted their shares and approximately
$5.2 million was paid to persons holding options to purchase shares of Class A Stock.

    Pursuant to the Merger Agreement, the certificate of incorporation of FBP became the certificate of incorporation of the Company (the "Restated Certificate of Incorporation") upon the effective date of the Merger. The Restated Certificate of Incorporation authorizes five classes of common stock. Each issued and outstanding share of capital stock of FBP was converted into a share of capital stock of Falcon upon the consummation of the Recapitalization.

    The following table summarizes the capital stock of the Company at June 30, 1997:

                                                                               SHARES OUTSTANDING
Title                                                  AUTHORIZED SHARES        AT JUNE 30, 1997
-----                                                  -----------------       ------------------

Class A Common Stock, par value $0.01 per share            1,034,020                1,034,017
Class B Common Stock, par value $0.01 per share            6,900,000                6,721,537
Class C Common Stock, par value $0.01 per share            2,048,980                  844,273
Class D Common Stock, par value $0.01 per share               17,000                   17,000
Common Stock, par value $0.01 per share                   10,000,000                        0
                                                          ----------                ---------
    Total                                                 20,000,000                8,616,827
                                                          ==========                =========


    Holders of the Class A Stock are entitled to one vote per share and holders of Class D Common Stock are entitled to 446 votes for each share of such stock held. Upon the occurrence of a sale of 100% of the outstanding equity securities of Falcon or a public offering of any equity securities of Falcon, each share of Class A, Class B, Class C and Class D Common Stock of the Company will convert into one share of Common Stock of the Company. The Restated Certificate of Incorporation no longer authorizes shares of preferred stock.

    The Recapitalization was funded by (i) $175.0 million of borrowings under the Bank Credit Facility (as defined), (ii) $145.0 million from the offering of the Notes (as defined), (iii) approximately $102.0 million of proceeds from the offering of the Discount Notes (as defined) and (iv) an equity contribution by Investcorp, its affiliates and certain other international investors of approximately $134.6 million. The proceeds from these financings will fund: the payment of approximately $337.5 million to holders of Class A Stock who converted their shares; the payment of approximately $5.2 million to option holders; the repayment of approximately $138.8 million of outstanding indebtedness under the then existing credit facility; and the payment of approximately $58.5 million of fees and expenses associated with the Recapitalization.

    The transaction was accounted for as a recapitalization and as such, the historical basis of the Company's assets and liabilities was not affected. Approximately $27.4 million of costs primarily representing financing fees were capitalized while approximately $36.3 million of costs were expensed and are reflected as a component of operating income in the Company's Condensed Consolidated Statements of Income. The expensed costs represent

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 JUNE 30, 1997
                                  (UNAUDITED)


investment banker fees, Investcorp merger and acquisition fees, legal and accounting fees, transaction bonuses, payments to option holders and other miscellaneous costs incurred in connection with the Recapitalization. In addition, the Company recorded an extraordinary charge of $1.5 million, net of a $0.9 million income tax benefit, in connection with the repayment of its existing credit facility.

(5) DEBT

    As part of the Recapitalization, the Company entered into a new senior credit facility with a group of banks (the "Bank Credit Facility"), and pursuant to indentures dated June 17, 1997 (the "Indentures"), issued $145 million of 9 1/2% Senior Subordinated Notes (the "Notes") and $170 million aggregate principal amount of 10 1/2% Senior Subordinated Discount Notes (the "Discount Notes" and together with the Notes, the "Securities"). Each of the Company's subsidiaries, except the special purpose vehicle ("Securitization SPV") which is utilized to sell the accounts receivable in the Company's receivables securitization program, have guaranteed the Bank Credit Facility and the Securities, such guarantee of the Securities being subordinate to the guarantee of the Bank Credit Facility. The Securities were sold through a confidential placement memorandum, however, the Company has agreed to file an exchange offer registration statement or under certain circumstances a shelf registration with respect to the Securities. The proceeds from the Bank Credit Facility and the Securities were used to finance the conversion to cash of the Class A Common Stock, to repay the then outstanding senior credit facility and to pay the fees and expenses associated with the Recapitalization.

    SENIOR SUBORDINATED NOTES:

    9 1/2% SENIOR SUBORDINATED NOTES:

    The Company's $145 million of Notes mature on June 15, 2007. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 commencing on December 15, 1997. The Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Notes will rank PARI PASSU in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company.

    The Notes are not redeemable at the Company's option prior to June 15, 2002. The Notes are redeemable at the Company's option at 104.750% during the 12 months beginning June 15, 2002, 103.167% during the 12 months beginning June 15, 2003, 101.583% during the 12 months beginning June 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount). In addition, prior to June 15, 2002, up to 35% of the Notes may be redeemed at 109.5% of the principal amount out of the proceeds of certain equity offerings.

    10 1/2% SENIOR SUBORDINATED DISCOUNT NOTES:

    The $170 million aggregate principal amount of Discount Notes mature on June 15, 2007. The issue price of each Discount Note was $599.82 per $1,000 principal amount at maturity, which represents a yield to June 15, 2002 of 10.5% per annum. Cash interest will not accrue on the Discount Notes prior to June 15, 2002. Cash interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 10.5% per annum commencing December 15, 2002. The Discount Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Discount Notes will rank PARI PASSU in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company.

    The Discount Notes are not redeemable at the Company's option prior to June 15, 2002. The Discount Notes are redeemable at the Company's option at 105.25% during the 12 months beginning June 15, 2002, 103.50% during the 12 months beginning June 15, 2003, 101.75% during the 12 months beginning June 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount). In addition, prior to June 15, 2000, up to

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 JUNE 30, 1997
                                  (UNAUDITED)


35% of the Discount Notes may be redeemed out of the proceeds of certain equity offerings at 110.5% of the accreted value.

    Upon a Change of Control (as defined in the Indentures) the Company has the option prior to June 15, 2002 to redeem the Notes and/or the Discount Notes in whole, but not in part, at 100% of the principal amount of the Notes or 100% of the accreted value of the Discount Notes plus an applicable premium in each case, as defined in the Indentures. If the Company does not redeem the Securities or if the Change in Control occurs subsequent to June 15, 2002, each holder of the Securities may require the Company to repurchase such holders' Securities at 101% of the aggregate principal amount of the Notes plus accrued interest, if any, and 101% of the accreted value of the Discount Notes plus accrued interest, if any.

    The Indentures contain restrictive covenants, which among other things limit the Company's ability to incur additional indebtedness; pay dividends or make other restricted payments; enter into transactions with affiliates; make certain asset dispositions; and merge or consolidate with or transfer substantially all of its assets to another person.

    SENIOR INDEBTEDNESS:

                                                  JUNE 30,      DECEMBER 31,
                                                    1997            1996
                                                  --------      ------------
                                                 (unaudited)
                                                      (IN MILLIONS)
         Bank Credit Facility
            Revolver                              $   --          $ 39.0
            Term                                   175.0            82.5
                                                  ------          ------
            Total                                  175.0           121.5
         Other                                       2.7             2.8
         Less:  Current Portion                     (1.2)          (15.2)
                                                  ------          ------
            Long-term debt                        $176.5          $109.1
                                                  ======          ======

    BANK CREDIT FACILITY:

    On June 17, 1997, using a portion of the proceeds from the Recapitalization, the Company repaid and terminated its then existing senior credit facility. An extraordinary charge of $1.5 million, net of an income tax benefit of $0.9 million was recorded in connection with this repayment, representing primarily the write-off of associated deferred debt issuance costs.

    The Bank Credit Facility entered into on June 17, 1997, consists of a $175 million term loan facility which matures in June 2005 and a $125 million revolving credit facility which matures in June 2003. The term loan was drawn in full as part of the Recapitalization and is due in semi-annual installments of $0.5 million from December 1997 through June 2002, quarterly installments of $9.5 million from December 2002 through September 2003, quarterly installments of $15.0 million from December 2003 through September 2004, installments of $18.0 million in December 2004 and March 2005 and a final payment at maturity of $36.0 million in June 2005. No amounts have been drawn under the revolving portion of the Bank Credit Facility.

    Borrowings under the Bank Credit Facility bear interest at alternative floating rate structures at management's option (8.7% for the term loan at June 30, 1997) and are secured by all the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries other than the Securitization SPV. The Bank Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Bank Credit Facility.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 JUNE 30, 1997
                                  (UNAUDITED)


    The Bank Credit Facility contains various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, dividends and other restricted payments and prepayment and amendments of subordinated indebtedness.

(6)  COMMITMENTS AND CONTINGENCIES

    In May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliances systems, including the Ultravent-Registered Trademark- product distributed by the Company. This action resulted from reports of problems with high temperature plastic venting, including improper installation, cracking, inadequate joint adhesion, and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, appliance systems in Ontario with HTPV have been corrected. Most gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company discontinued sales of its HTPV product in 1997. Company sales of Ultravent-Registered Trademark- products in the United States and Canada in 1995 and 1996 were minimal.

    The Company is a defendant in a suit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. The Company is also a defendant in two cases brought by appliance manufacturers. In a lawsuit filed by Goodman Manufacturing Company ("Goodman") in Texas, the Company has been sued along with two other defendants for reimbursement of costs associated with its corrective action program. In the other lawsuit, the Company and two other defendants have been sued in Massachusetts by seven furnace manufacturers which are seeking damages and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. The Company has filed and served its own legal action in Michigan against Goodman, the seven furnace manufacturers that have filed suit against the Company in Massachusetts, and all other identifiable appliance manufacturers that certified HTPV for use with their appliance systems. In that suit, the Company is seeking damages for costs it has incurred and declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit which has been filed in Tennessee regarding HTPV. In that case, the Company is a defendant along with its principal competitor in the HTPV business, a resin supplier and a furnace manufacturer that has been joined as a representative of a defendant class consisting of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with HTPV.

    With respect to these matters, the Company, on September 16, 1996, filed an action in state court in Illinois against certain insurance carriers. The Company is seeking a declaratory judgment, damages for breach of contract and specific relief requiring the insurance carriers, pursuant to the terms of the Company's insurance policies, to defend and reimburse the Company for costs and legal expenses arising from Ultravent-related claims. The amount at issue cannot be determined at this time. The insurance carriers have denied coverage on a number of grounds, including (i) that there has been no property damage, bodily injury or occurrence, as those terms are defined in the insurance policies, (ii) that various exclusions in the insurance policies apply with respect to damage to the Company's own products, the failure of its products to perform, and product recalls, (iii) that the Company knew or should have known of the existence of alleged problems with Ultravent and (iv) that other insurance which should be called on prior to the policies of these insurers is available. The insurance carriers have filed motions to dismiss the Company's lawsuit.

    The Company is engaged in ongoing discussions with the Consumer Product Safety Commission ("CPSC") which has been advised of the ULC action and the actions taken by the MCCR. The CPSC continues to investigate HTPV and has met with manufacturers of HTPV, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting,

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 JUNE 30, 1997
                                  (UNAUDITED)


and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving HTPV, that would impact heating appliance manufacturers, plastic resin manufacturers, and HTPV manufacturers and distributors, including the Company. Certain appliance manufacturers, the plastic resin manufacturer and the HTPV manufacturers and distributors, including the Company, are currently participating in a non-binding facilitative mediation process which seeks to develop and implement a voluntary HTPV corrective action program. The CPSC has indicated that it will delay initiating proceedings mandating a corrective action program while these parties are involved in this mediation process. It is not possible at this time to predict the outcome of the mediation.

    While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management continues to believe that the after-tax cost to the Company of resolving the Ultravent-Registered Trademark- matter would range from a non-material amount to $20.0 million, after considering reimbursements and insurance recoveries. Although no assurances can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have a material effect on future results of operations in the period recognized.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

    Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter and six months ended June 30, 1997 as compared to the quarter and six months ended June 30, 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

    The following table reflects the Company's historical results of operations for the quarter ended June 30, 1997 compared to the results for the comparable period of 1996.

                                               QUARTER ENDED JUNE 30,
                                      ----------------------------------------
                                             1997                 1996
                                      -------------------  -------------------
                                      AMOUNT   % OF SALES  AMOUNT   % OF SALES
                                      ------   ----------  ------   ----------
                                                (DOLLARS IN MILLIONS)
    Net sales                         $195.7     100.0%    $168.4     100.0%
    Gross earnings                      36.8      18.8       32.2      19.1
    Operating income before
      Recapitalization expenses         20.2      10.3       16.0       9.5
    Operating income (loss)            (16.1)     (8.2)      16.0       9.5

    Net sales for the quarter were $195.7 million, an increase of $27.3 million over the second quarter of 1996. This increase was primarily due to significant sales growth of pressure washers of $17.8 million, as well as increased volume in other air power products of $10.8 million. These increases were partially offset by decreased sales in plumbing fixtures of $1.0 million due to lower volume and pricing concessions.

    Gross earnings increased $4.6 million from $32.2 million in 1996 to $36.8 million in 1997. This increase was primarily due to the increased volume, as well as cost reduction programs primarily in air distribution accessories, partially offset by unfavorable manufacturing costs. Gross margin declined from 19.1% in 1996 to 18.8% in 1997 primarily as a result of increased sales of pressure washers which yield lower margins.

    The second quarter operating loss of $16.1 million reflected
$36.3 million of expenses recorded in connection with the Recapitalization. See Note 4 to the Company's Condensed Financial Statements for a discussion of the Recapitalization. Excluding the Recapitalization expenses of $36.3 million, operating income increased $4.2 million. This increase was primarily due to increased sales volume and cost reductions.

    Net interest expense increased to $4.0 million from $2.8 million in 1996 primarily due to the new debt structure which resulted from the Recapitalization in June 1997. See Note 5 to the Company's Condensed Consolidated Financial Statements for a discussion of the Company's new debt structure. The Company expects future interest expense to be significantly higher than it has been in the past due to this new debt structure.

    The loss before income taxes of $20.1 compares to income of $13.2 million in the second quarter of 1996.

    The net loss of $19.9 million for the quarter is primarily due to $36.3 million of pretax expenses and the extraordinary charge of $1.5 million recorded in connection with the Recapitalization. The effective tax benefit rate of 8.4% in 1997 is due to the non-deductibility of various expenses recorded in connection with the Recapitalization.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    The following table reflects the Company's historical results of operations for the six months ended June 30, 1997 compared to the results for the comparable period of 1996.

                                             SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------------
                                             1997                 1996
                                      -------------------  -------------------
                                      AMOUNT   % OF SALES  AMOUNT   % OF SALES
                                      ------   ----------  ------   ----------
                                                (DOLLARS IN MILLIONS)
    Net sales                         $355.9     100.0%    $312.7     100.0%
    Gross earnings                      65.0      18.3       58.9      18.9
    Operating income before
      Recapitalization expenses         33.0       9.3       27.5       8.8
    Operating income (loss)             (3.3)     (0.9)      27.5       8.8

    Year-to-date net sales were $355.9 million, an increase of $43.2 million over 1996 comparable results. This increase was primarily due to increased sales of pressure washers of $29.1 million, as well as increased volume in other air power products of $11.3 million. Favorable volume variances in plumbing fixtures of $2.8 million also contributed to this increase.

    Gross earnings increased $6.1 million to $65.0 million over 1996 results, primarily due to the increased sales volume. Gross margin declined from 18.9% in 1996 to 18.3% in 1997 due to increased sales of pressure washers which yield lower margins.

    The operating loss of $3.3 million included $36.3 million of expenses recorded in connection with the Recapitalization. Excluding the Recapitalization expenses, operating income was $5.5 million higher than in the 1996 period. This increase was primarily due to increased sales volume and favorable costs associated with the purchase of raw materials, partially offset by increased operating costs.

    Interest expense increased from $5.5 million in 1996 to $6.8 million in 1997 due to the previously discussed change in debt structure resulting from the Recapitalization.

    The loss before income taxes of $10.1 million compares to income of $22.0 million in the first six months of 1996.

    The net loss of $13.8 million for the six months ended June 30, 1997 is primarily due to $36.3 million of pretax expenses and the extraordinary charge of $1.5 million recorded in connection with the Recapitalization. The effective tax rate of (21.8)% in 1997 is due to the non-deductibility of various expenses recorded in connection with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash flow from operating activities amounted to $0.1 million in the first six months of 1997 compared to $9.8 million in the first six months of 1996. The decrease of $9.7 million was due primarily to an increase in working capital requirements and the effect of the stand-alone securitization facility the Company entered into in May 1996. Due to seasonal factors, the Company's level of receivables is typically lower at the end of the fourth quarter when compared to the other three quarters. With the increase in receivables sold in the first six months of 1997, the net residual interest retained by the Company in these sold receivables increased $17.7 million from December 31, 1996. This residual interest of $19.6 million at June 30, 1997 is reflected in other current assets in the Company's financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)


    As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company consummated the Recapitalization on June 17, 1997. The Recapitalization was funded by (i) $175.0 million of borrowings under the Bank Credit Facility, (ii) $145.0 million from the offering of the Notes,
(iii) approximately $102.0 million of proceeds from the offering of the Discount Notes and (iv) an equity contribution by Investcorp, its affiliates and certain other international investors of approximately $134.6 million. The proceeds from these financings will fund: the payment of approximately $337.5 million to holders of Class A Stock who converted their shares; the payment of approximately $5.2 million to option holders; the repayment of approximately $138.8 million of outstanding indebtedness under the then existing credit facility; and the payment of approximately $58.5 million of fees and expenses associated with the Recapitalization.

    The Company believes that operating cash flows, availability under the Bank Credit Facility and funds available under its accounts receivable securitization program will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs for the foreseeable future.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------

2.01 Agreement and Plan of Merger, dated as of March 20, 1997, between Falcon Building Products, Inc. (the "Company") and FBP Acquisition Corporation, Inc. ("FBP"), including exhibits thereto (incorporated by reference to Annex I to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24625, filed April 4, 1997, as amended).

2.02 Stockholder Voting Agreement, dated as of March 20, 1997, among the Company, FBP and Equity Holdings Limited ("EHL") (included as Annex II-A to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24625, filed April 4, 1997, as amended).

2.03     Form of Stockholder Voting Agreements, dated as of March 20,
         1997, among the Company, FBP and certain management stockholders (included as Annex II-B to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24525, filed April 4, 1997, as amended).

3.01 Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on June 17, 1997.

3.02     By-laws of the Company.

4.01     Indenture between the Company, its subsidiaries DeVilbiss Air
         Power Company ("DeVilbiss"), Ex-Cell Manufacturing Company, Inc. ("Ex-Cell"), Hart & Cooley, Inc. ("H&C"), Mansfield Plumbing
         Products, Inc. ("Mansfield") and SWC Industries, Inc. ("Swirlway") (collectively, the "Guarantors"), and Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997, relating to the Company's
         9 1/2% Senior Subordinated Notes due 2007 (the "Notes"), including form of Note (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 17, 1997.)

4.02 Indenture between the Company, the Guarantors and Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997, relating to the Company's 10 1/2% Senior Subordinated Discount Notes due 2007 (the "Discount Notes"), including form of Discount Note (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated June 17, 1997).

4.03 Registration Rights Agreement, dated June 17, 1997, between the Company, the Guarantors and Smith Barney Inc., BT Securities Corporation, Chase Securities Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated.

4.04 Credit Agreement, dated as of June 17, 1997, among the Company, the several Lenders from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 17, 1997).

10.01 Financing Advisory Agreement, dated March 20, 1997, between FBP and Investcorp International, Inc.

10.02 Standby Loan Commitment Letter Agreement, dated as of March 20, 1997, between FBP and Invifin S.A. (incorporated by reference to Annex I to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24625, filed April 4, 1997, as amended).

10.03    Agreement for Management Advisory, Strategic Planning and
         Consulting Services, between FBP and Investcorp International, Inc., dated as of June 17, 1997.

              FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 PART II - OTHER INFORMATION -- (Continued)


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------

10.04.1  Employment Agreement, dated May 22, 1997, between the
         Company and Gus J. Athas.

10.04.2  First Amendment to the Employment Agreement between the
         Company and Gus J. Athas.

10.05.1  Employment Agreement, dated May 22, 1997, between the
         Company and Sam A. Cottone.

10.05.2  First Amendment to the Employment Agreement between the
         Company and Sam A. Cottone.

10.06.1  Employment Agreement, dated May 22, 1997, between the
         Company and William K. Hall.

10.06.2  First Amendment to the Employment Agreement between the
         Company and William K. Hall.

10.07.1  Employment Agreement, dated May 22, 1997, between the
         Company and Anthony J. Navitsky.

10.07.2  First Amendment to the Employment Agreement between the
         Company and Anthony J. Navitsky.

10.08.1  Employment Agreement, dated May 22, 1997, between the
         Company and Edward G. Finnegan, Jr.

10.08.2  First Amendment to the Employment Agreement between the
         Company and Edward G. Finnegan, Jr.

10.09 Non-Competition Agreement, dated as of March 31, 1997, between the Company and William E. Allen.

10.10 Amended and Restated Receivables Purchase Agreement, dated as of June 17, 1997, among Falcon Receivable Program, Inc., the Company, Market Street Funding Corporation and PNC Bank, National Association.

10.11 Corporate Services Agreement, effective as of June 17, 1997, between the Company and Eagle Industries, Inc.

10.12 Form of Director Indemnity Agreements, dated as of June 17, 1997, between the Company and its Directors.

10.13    1997 Senior Executive Stock Loan Plan.

10.14 Form of Stock Pledge Agreement between the Company and certain management stockholders (schedule attached).

10.15 Form of Common Stock Option Settlement Agreement, between the Company and certain employees (schedule attached).

10.16 Form of Restricted Shares Settlement Agreements between the Company and certain employees (schedule attached).

10.17    Management Stock Incentive Plan.

10.18    Form of Stock Option Agreement pursuant to the Company's
         Management Stock Incentive Plan between the Company and certain employees (schedule attached).

10.19 Form of Stockholder Agreement, dated June 17, 1997, by and among Falcon, FBP and certain management stockholders (schedule attached).

10.20 Stockholder Rights Agreement, dated June 17, 1997, by and among the Company, FBP and EHL.

              FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 PART II - OTHER INFORMATION -- (Continued)


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------

10.21 Amendment to the Company's Senior Executive Stock Purchase Plan, dated as of June 17, 1997, among the Company and certain employees.

10.22    Casualty Insurance Indemnity Agreement, dated as of March
         20, 1997, by and among the Company, DeVilbiss, Eagle Industries, Inc., Great American Management and Investment, Inc., H&C and Mansfield.

10.23 Tax Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss, Eagle Industries, Inc., Great American Management and Investment, Inc., H&C and Mansfield.

10.24 Pension Benefits Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss, Eagle Industries, Inc., Great American Management and Investment, Inc., H&C and Mansfield.

27.01    Financial Data Schedule

    b)   Reports on Form 8-K

         Current Report on Form 8-K dated July 21, 1997 regarding the change in certifying independent accountant.

         Current Report on Form 8-K dated June 17, 1997 regarding the consummation of the merger and the related financings.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FALCON BUILDING PRODUCTS, INC.




                                  By:  /s/ Sam A. Cottone
                                       ---------------------------------------
                                       Sam A. Cottone
                                       Executive Vice President
                                       and  Chief Financial Officer



Dated:  August 14, 1997