Form 10-Q
period 1997-09-30
FALCON BUILDING PRODUCTS INC
filed 1997-11-14
CIK 923286

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

     As of October 31, 1997, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                   1,009,721 shares of Class A Common Stock
                   6,721,537 shares of Class B Common Stock
                    844,273 shares of Class C Common Stock
                     17,000 shares of Class D Common Stock

                        FALCON BUILDING PRODUCTS, INC.
                                  FORM 10-Q
                              SEPTEMBER 30, 1997
                                    INDEX


PART I.   Financial Information:                            PAGE NO.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                   3

          Condensed Consolidated Statements of Income             4

          Condensed Consolidated Statements of Cash Flows         5

          Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations        20

PART II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                        24

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1997             1996
                                                        ------------     -----------
                                                         (UNAUDITED)
              ASSETS

Current assets:
 Cash and cash equivalents                                   $ 44.7         $  3.9
 Inventories, net                                              86.4           76.2
 Other current assets                                          39.9           15.6
                                                             ------         ------
 Total current assets                                         171.0           95.7

Property, plant and equipment, net                             98.0           97.4
Goodwill                                                       57.5           59.1
Other long-term assets                                         31.8            9.5
                                                             ------         ------
 Total assets                                                $358.3         $261.7
                                                             ======         ======

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion long-term debt                              $  1.1         $ 15.2
 Accounts payable                                              52.8           50.1
 Accrued liabilities                                           35.8           30.9
                                                             ------         ------
 Total current liabilities                                     89.7           96.2

Senior indebtedness                                           176.6          109.1
Senior subordinated notes                                     250.0           --
Accrued employee benefit obligations                            9.4            8.7
Other long-term liabilities                                    20.3           19.8
                                                             ------         ------
 Total liabilities                                            546.0          233.8
                                                             ------         ------

Stockholders' equity (deficit):
 Preferred stock                                               --             --
 Class A Common Stock                                          --              0.2
 Class B Common Stock                                           0.1           --
 Class C Common Stock                                          --             --
 Class D Common Stock                                          --             --
 Common Stock                                                  --             --
 Additional paid-in capital                                    --             18.0
 Retained earnings (deficit)                                 (185.3)          12.8
 Other                                                         (2.5)          (3.1)
                                                             ------         ------
 Total stockholders' equity (deficit)                        (187.7)          27.9
                                                             ------         ------

Total liabilities and stockholders' equity (deficit)         $358.3         $261.7
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

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                      QUARTER ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -----------------------------------------------------
                                                                   1997           1996           1997           1996
                                                                   ----           ----           ----           ----
Net sales                                                        $  172.7       $  162.7       $  528.6       $  475.4
Cost of sales                                                       143.6          132.1          434.5          385.9
                                                                 ---------     ----------     ----------     ----------

       Gross earnings                                                29.1           30.6           94.1           89.5

Selling and administrative expenses                                  15.9           13.9           45.8           43.3
Securitization expense                                                1.0            1.0            3.1            3.0
Recapitalization expenses                                             --             --            36.3            --
                                                                 ---------     ----------     ----------     ----------
       Operating income                                              12.2           15.7            8.9           43.2

Net interest expense                                                 10.8            2.7           17.6            8.3
                                                                 ---------     ----------     ----------     ----------
Income (loss) before income taxes                                     1.4           13.0           (8.7)          34.9

Provision for income taxes                                            0.6            5.0            2.8           13.4
                                                                 ---------     ----------     ----------     ----------
Income (loss) before extraordinary item                               0.8            8.0          (11.5)          21.5

Extraordinary item:
       Early extinguishment of debt, net of income
       tax benefit of $0.9 million                                    --             --            (1.5)           --
                                                                 ---------     ----------     ----------     ----------
Net income (loss)                                                $    0.8       $    8.0       $  (13.0)      $   21.5
                                                                 =========     ==========     ==========     ==========

Earnings (loss)per common share:
       Income (loss) before extraordinary item                   $    0.10      $    0.40      $   (0.73)     $    1.07
       Extraordinary item                                             --             --            (0.09)          --
                                                                 ---------     ----------     ----------     ----------
       Net income (loss)                                         $    0.10      $    0.40      $   (0.82)     $    1.07
                                                                 =========     ==========     ==========     ==========

Weighted average shares outstanding                              8,616,827     20,070,500     15,651,808     20,070,500
                                                                 =========     ==========     ==========     ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             -----------------------
                                                                1997           1996
                                                                ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $  (13.0)       $  21.5
 Adjustments to reconcile net income (loss) to net cash
  from operations:
   Depreciation and amortization                                 13.5           12.1
   Accretion of debt discount on subordinated debt                3.1           --
   Recapitalization expenses                                     36.3           --
   Early extinguishment of debt                                   1.5           --
 Cash effect of changes in other working capital balances,
  accrued employee benefit obligations, and other
  long-term liabilities, excluding the effects of
  acquisitions                                                  (31.7)         (14.8)
                                                             --------         ------
 Net cash from operating activities                               9.7           18.8
                                                             --------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of businesses                                          --            (18.8)
 Capital expenditures                                           (11.7)         (13.1)
 Other                                                           (1.0)          (0.5)
                                                             --------         ------
 Net cash used in investing activities                          (12.7)         (32.4)
                                                             --------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from senior credit facilities                         175.0           --
 Repayment of senior credit facilities                         (138.8)          --
 Issuance of senior subordinated debt                           247.0           --
 Issuance of common stock                                       134.6           --
 Retirement of common stock                                    (337.5)          --
 Payment of Recapitalization fees and expenses                  (53.6)          --
 Net borrowings on debt                                          17.1           17.1
                                                             --------         ------
 Net cash from financing activities                              43.8           17.1
                                                             --------         ------
CHANGE IN CASH AND CASH EQUIVALENTS                              40.8            3.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3.9            1.1
                                                             --------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   44.7         $  4.6
                                                             ========         ======

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. ("Falcon" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for fair presentation, consisting only of normal recurring adjustments (except for the effects of the recapitalization transaction described below). Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1996.

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

(2)  INVENTORIES

     Inventory consists of the following (in millions):

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1997             1996
                                               -------------     ------------
                                                (UNAUDITED)

        Raw materials and supplies                $  33.5          $  30.9
        Work in process                              12.1             12.7
        Finished goods                               40.8             32.6
                                                  -------          -------
                                                  $  86.4          $  76.2
                                                  =======          =======

(3)  ACCOUNTS RECEIVABLE

     In connection with the Recapitalization, the Company amended its existing receivables securitization program to increase the maximum availability from
$85 million to $100 million and to extend the program until 2002.   Included in
the Company's financial statements as of September 30, 1997 in other current assets is a net residual interest of $24.6 million associated with the $111.7 million of receivables sold under the program as of that date. The expense incurred on the sale of the receivables under this program was $3.1 million and $3.0 million in the nine months ended September 30, 1997 and 1996, respectively.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


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

     The following table summarizes the capital stock of the Company at September 30, 1997:

                                                                            SHARES OUTSTANDING
Title                                               AUTHORIZED SHARES      AT SEPTEMBER 30, 1997
-----                                               -----------------      ---------------------
Class A Common Stock, par value $0.01 per share         1,034,020                 1,034,017
Class B Common Stock, par value $0.01 per share         6,900,000                 6,721,537
Class C Common Stock, par value $0.01 per share         2,048,980                   844,273
Class D Common Stock, par value $0.01 per share            17,000                    17,000
Common Stock, par value $0.01 per share                10,000,000                         0
                                                       ----------                 ---------
 Total                                                 20,000,000                 8,616,827
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

     The Recapitalization was funded by (i) $175.0 million of borrowings under the Bank Credit Facility (as defined), (ii) $145.0 million from the offering of the Old Notes (as defined), (iii) approximately $102.0 million of proceeds from the offering of the Old Discount Notes (as defined) and (iv) an equity contribution by Investcorp, its affiliates and certain other international investors of approximately $134.6 million. The proceeds from these financings funded: the payment of approximately $337.5 million to holders of Class A Stock who converted their shares; the payment of approximately $5.2 million to option holders; the repayment of approximately $138.8 million of outstanding indebtedness under the then existing credit facility; and the payment of approximately $58.5 million of fees and expenses associated with the Recapitalization.

     The transaction was accounted for as a recapitalization and, as such, the historical basis of the Company's assets and liabilities was not affected. Approximately $27.4 million of costs primarily representing financing fees were capitalized while approximately $36.3 million of costs were expensed and are reflected as a component of operating income in the Company's Condensed Consolidated Statements of Income. The expensed costs represent

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


investment banker fees, Investcorp merger and acquisition fees, legal and accounting fees, transaction bonuses, payments to option holders and other miscellaneous costs incurred in connection with the Recapitalization. In addition, the Company recorded an extraordinary charge of $1.5 million, net of a $0.9 million income tax benefit, in connection with the repayment of its existing credit facility.

(5)  DEBT

     As part of the Recapitalization, the Company entered into a new senior credit facility with a group of banks (the "Bank Credit Facility"), and pursuant to indentures dated June 17, 1997 (the "Indentures"), issued $145 million of 9-1/2% Series A Senior Subordinated Notes (the "Old Notes") and $170 million aggregate principal amount of 10-1/2% Series A Senior Subordinated Discount Notes (the "Old Discount Notes" and together with the Old Notes, the "Old Securities"). The proceeds from the Bank Credit Facility and the Old Securities were used to finance the conversion to cash of the Class A Common Stock, to repay the then outstanding senior credit facility and to pay the fees and expenses associated with the Recapitalization.

     Although the Old Securities were sold through a confidential placement memorandum, in September 1997, the Company filed an exchange offer registration statement with the Securities and Exchange Commission with respect to certain of the Old Securities (the "Exchange Offer"). Pursuant to the Exchange Offer, $144.0 aggregate principal amount of 9-1/2% Series B Senior Subordinated Notes Due 2007 (the "Notes") of the Company were exchanged for a like amount of the Old Notes and $162.8 million aggregate principal amount at maturity of 10-1/2% Series B Senior Subordinated Discount Notes Due 2007 (the "Discount Notes" and together with the Notes, the "Securities") of the Company were exchanged for a like amount of the Old Discount Notes. The Exchange Offer was made pursuant to the terms of a Registration Rights Agreement dated June 17, 1997, by and among the Company, the Guarantors (as defined in the agreement), and the initial purchasers of the Old Securities. The Exchange Offer was designed to provide the holders of the Securities an opportunity to acquire securities which, unlike the Old Securities, are freely transferable subject to certain restrictions. As the terms of the Old Securities and the Securities are otherwise identical, for purposes of the discussions below, the $1.0 million of Old Notes and the $7.2 million of Old Discount Notes which were not exchanged are considered to be part of the Notes and Discount Notes, respectively. The Company did not receive any proceeds from the Exchange Offer.

     Certain of the Company's subsidiaries have guaranteed the Bank Credit Facility and the Securities, such guarantee of the Securities being subordinate to the guarantee of the Bank Credit Facility. See Note 7.

     SENIOR SUBORDINATED NOTES:

     9-1/2% SENIOR SUBORDINATED NOTES:

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

     The Notes are not redeemable at the Company's option prior to June 15, 2002. The Notes are redeemable at the Company's option at 104.750% during the 12 months beginning June 15, 2002, 103.167% during the 12 months beginning June 15, 2003, 101.583% during the 12 months beginning June 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount). In addition, prior to June 15, 2000, up to 35% of the Notes may be redeemed at 109.5% of the principal amount out of the proceeds of certain equity offerings.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


     10-1/2% SENIOR SUBORDINATED DISCOUNT NOTES:

     The $170 million aggregate principal amount of Discount Notes mature on June 15, 2007. The issue price of each Old Discount Note was $599.82 per $1,000 principal amount at maturity, which represents a yield to June 15, 2002 of 10.5% per annum. Cash interest will not accrue on the Discount Notes prior to June 15, 2002. Cash interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 10.5% per annum commencing December 15, 2002. The Discount Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Discount Notes will rank PARI PASSU in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company.

     The Discount Notes are not redeemable at the Company's option prior to June 15, 2002. The Discount Notes are redeemable at the Company's option at 105.25% during the 12 months beginning June 15, 2002, 103.50% during the 12 months beginning June 15, 2003, 101.75% during the 12 months beginning June 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount). In addition, prior to June 15, 2000, up to 35% of the Discount Notes may be redeemed out of the proceeds of certain equity offerings at 110.5% of the accreted value.

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

     SENIOR INDEBTEDNESS:


                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1997              1996
                                               ------------      -----------
                                               (UNAUDITED)
                                                         (IN MILLIONS)
        Bank Credit Facility
          Revolver                               $   -             $  39.0
          Term                                     175.0              82.5
                                                 -------           -------
          Total                                    175.0             121.5
        Other                                        2.7               2.8
        Less:  Current Portion                      (1.1)            (15.2)
                                                 -------           -------
          Long-term debt                         $ 176.6           $ 109.1
                                                 =======           =======

     BANK CREDIT FACILITY:

     On June 17, 1997, using a portion of the proceeds from the Recapitalization, the Company repaid and terminated its then existing senior credit facility. An extraordinary charge of $1.5 million, net of an income tax benefit of $0.9 million was recorded in connection with this repayment, primarily representing the write-off of associated deferred debt issuance costs.

     The Bank Credit Facility entered into on June 17, 1997, consists of a $175 million term loan facility which matures in June 2005 and a $125 million revolving credit facility which matures in June 2003. The term loan was drawn in full as part of the Recapitalization and is due in semi-annual installments of $0.5 million from

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

December 1997 through June 2002, quarterly installments of $9.5 million from December 2002 through September 2003, quarterly installments of $15.0 million from December 2003 through September 2004, installments of $18.0 million in December 2004 and March 2005 and a final payment at maturity of $36.0 million in June 2005. No amounts were outstanding under the revolving portion of the Bank Credit Facility at September 30, 1997.

     Borrowings under the Bank Credit Facility bear interest at alternative floating rate structures at management's option (8.7% for the term loan at September 30, 1997) and are secured by all the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries other than the Securitization SPV. The Bank Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Bank Credit Facility.

     The Bank Credit Facility contains various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, dividends and other restricted payments and prepayment and amendments of subordinated indebtedness.

(6)  COMMITMENTS AND CONTINGENCIES

     In May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliances systems, including the Ultravent-Registered Trademark- product distributed by the Company. This action resulted from reports of problems with high temperature plastic venting, including improper installation, cracking, inadequate joint adhesion, and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations ("MCCR") suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an MCCR order, appliance systems in Ontario with HTPV have been corrected. Gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company discontinued sales of its HTPV product in 1997.
Company sales of Ultravent-Registered Trademark- products in the United States and Canada in 1995, 1996 and 1997 were minimal.

     The Company is a defendant in a suit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario. This suit seeks damages of Cdn $125 million from all of the defendants. The Company is also a defendant in two cases brought by appliance manufacturers. In a lawsuit filed by Peerless Heater Company ("Peerless") in Pennsylvania, the Company has been sued along with other defendants for reimbursement of costs associated with its corrective action program. In the other lawsuit, the Company and two other defendants have been sued in Massachusetts by seven furnace manufacturers which are seeking damages and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. The Company has filed and served its own legal action in Michigan against Peerless, the seven furnace manufacturers that have filed suit against the Company in Massachusetts, and all other identifiable appliance manufacturers that certified HTPV for use with their appliance systems. In that suit, the Company is seeking damages for costs it has incurred and declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit which has been filed in Tennessee regarding HTPV. In that case, the Company is a defendant along with its principal competitor in the HTPV business, a resin supplier and a furnace manufacturer that has been joined as a representative of a defendant class consisting of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with HTPV.

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

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


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

     The Company is engaged in ongoing discussions with the Consumer Product Safety Commission ("CPSC") which has been advised of the ULC action and the actions taken by the MCCR. The CPSC has met with manufacturers of HTPV, various appliance manufacturers and other entities with technical expertise. CPSC concerns focus on the heating appliance system, the plastic resin used to manufacture the venting, and improper installation. While no definitive action has been decided upon, the Company is aware that the CPSC is considering a corrective action program involving HTPV, that would impact heating appliance manufacturers, plastic resin manufacturers, and HTPV manufacturers and distributors, including the Company. Certain appliance manufacturers, the plastic resin manufacturer and the HTPV manufacturers and distributors, including the Company, are currently participating in a non-binding facilitative mediation process which seeks to develop and implement a voluntary HTPV corrective action program. The CPSC has indicated that it will delay initiating proceedings mandating a corrective action program while these parties are involved in this mediation process. While it is not possible to predict the final outcome of the mediation, substantial progress has been made in developing an industry-wide corrective action program for the replacement of HTPV with venting systems that are acceptable to the CPSC.

     While it is impossible at this time to give a firm estimate of the ultimate cost to the Company, management continues to believe that the after-tax cost to the Company of resolving the Ultravent-Registered Trademark- matter will approximate an amount up to $20.0 million, after considering reimbursements and insurance recoveries. Although no assurances can be given, the Company believes at this time that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, but may have a material effect on future results of operations in the period recognized.

(7)  GUARANTOR SUBSIDIARIES

     The Company's payment obligations under the Notes and the Discount Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by DeVilbiss Air Power Company, Ex-Cell Manufacturing Company, Inc., Hart & Cooley, Inc., Mansfield Plumbing Products, Inc. and SWC Industries, Inc. (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The remaining subsidiaries, Falcon Receivable Program, Inc. and Falcon Manufacturing, Inc., represent a special purpose corporation formed for the Company's accounts receivable securitization program and an intermediate holding company which owns all of the capital stock of DeVilbiss Air Power Company, respectively. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the Bank Credit Facility.

     Presented below is condensed consolidating financial information for Falcon Building Products, Inc. ("Parent Company"), the Guarantor Subsidiaries (together with Falcon Manufacturing, Inc.) and Falcon Receivable Program, Inc. (the "Non-Guarantor Subsidiary"). As the only asset of Falcon Manufacturing, Inc., which is not a Guarantor Subsidiary, is the stock of DeVilbiss Air Power Company, a Guarantor Subsidiary, financial information regarding Falcon Manufacturing, Inc. is included with that of the Guarantor Subsidiaries in this presentation. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              September 30, 1997
                             (dollars in millions)


                                                                                NON-
                                                  PARENT       GUARANTOR      GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                                -----------  --------------  ------------  -------------- -------------
       ASSETS

Current assets:
       Cash and cash equivalents                 $  43.2         $  1.0         $  0.5        $  --          $  44.7
       Inventories, net                             --             86.4           --             --             86.4
       Other current assets                          2.7           12.8           24.4           --             39.9
                                                 -------         ------         ------        -------        -------
       Total current assets                         45.9          100.2           24.9           --            171.0

Property, plant and equipment, net                  --             98.0           --             --             98.0
Goodwill                                            --             57.5           --             --             57.5
Investment in and advances
       to/from subsidiaries                        160.1          (55.7)         (19.4)         (85.0)           --
Other long-term assets                              28.4            3.4           --             --             31.8
                                                 -------         ------         ------        -------        -------
       Total assets                              $ 234.4         $203.4         $  5.5        $ (85.0)      $  358.3
                                                 =======         ======         ======        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion long-term debt             $  1.0         $  0.1        $  --          $  --          $    1.1
       Accounts payable                              0.5           52.3           --             --              52.8
       Accrued liabilities                          (6.9)          42.7           --             --              35.8
                                                 -------         ------         ------        -------        -------
       Total current liabilities                    (5.4)          95.1           --             --              89.7

Senior indebtedness                                174.0            2.6           --             --            176.6
Senior subordinated notes                          250.0           --             --             --            250.0
Other long-term liabilities                          3.0           26.7           --             --             29.7
                                                 -------         ------         ------        -------        -------
       Total liabilities                           421.6          124.4           --             --            546.0
                                                 -------         ------         ------        -------        -------

Stockholders' equity (deficit):
       Common stock                                  0.1           --             --             --              0.1
       Additional paid-in capital                   --             42.9            6.5          (49.4)          --
       Retained earnings (deficit)                (185.3)          36.6           (1.0)         (35.6)        (185.3)
       Other                                        (2.0)          (0.5)          --             --             (2.5)
                                                 -------         ------         ------        -------        -------
       Total stockholders' equity (deficit)       (187.2)          79.0            5.5          (85.0)        (187.7)
                                                 -------         ------         ------        -------        -------
Total liabilities and stockholders' equity       $ 234.4         $203.4         $  5.5        $ (85.0)        $358.3
                                                 =======         ======         ======        =======        =======

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1996
                             (dollars in millions)

                                                                                NON-
                                                  PARENT       GUARANTOR      GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                                -----------  --------------  ------------  -------------- -------------
       ASSETS

Current assets:
       Cash and cash equivalents                 $  2.6         $  1.3        $  --          $  --          $   3.9
       Inventories, net                            --             76.2           --             --             76.2
       Other current assets                         0.6           13.1            1.9           --             15.6
                                                 ------         ------        -------        -------        -------
       Total current assets                         3.2           90.6            1.9           --             95.7

Property, plant and equipment, net                 --             97.4           --             --             97.4
Goodwill--                                         --             59.1           --             --             59.1
Investment in and advances
       to/from subsidiaries                       147.1          (97.5)           2.0          (51.6)           --
Other long-term assets                              5.5            3.8            0.2           --              9.5
                                                 ------         ------        -------        -------        -------
       Total assets                              $155.8         $153.4        $   4.1        $ (51.6)       $ 261.7
                                                 ======         ======        =======        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion long-term debt            $ 15.0         $  0.2        $  --          $  --          $  15.2
       Accounts payable                             4.8           45.2            0.1           --             50.1
       Accrued liabilities                         (1.9)          32.8           --             --             30.9
                                                 ------         ------        -------        -------        -------
       Total current liabilities                   17.9           78.2            0.1           --             96.2

Senior indebtedness                               106.5            2.6           --             --            109.1
Other long-term liabilities                         3.0           25.5           --             --             28.5
                                                 ------         ------        -------        -------        -------
       Total liabilities                          127.4          106.3            0.1           --            233.8
                                                 ------         ------        -------        -------        -------

Stockholders' equity (deficit):
       Common stock                                 0.2           --             --             --              0.2
       Additional paid-in capital                  18.0           42.9            5.0          (47.9)          18.0
       Retained earnings (deficit)                 12.8            4.7           (1.0)          (3.7)          12.8
       Other                                       (2.6)          (0.5)          --             --             (3.1)
                                                 ------         ------        -------        -------        -------
       Total stockholders' equity (deficit)        28.4           47.1            4.0          (51.6)          27.9
                                                 ------         ------        -------        -------        -------
Total liabilities and stockholders' equity       $155.8         $153.4        $   4.1        $ (51.6)       $ 261.7
                                                 ======         ======        =======        =======        =======

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     Three Months Ended September 30, 1997
                             (dollars in millions)


                                                                                             NON-
                                                             PARENT       GUARANTOR       GUARANTOR
                                                             COMPANY     SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                             -------     ------------     ----------   ------------   ------------

Net sales                                                    $  --         $  172.7        $  --          $  --         $  172.7
Cost of sales                                                   --            143.6           --             --            143.6
                                                             -------       --------        -------        -------       --------
       Gross earnings                                           --             29.1           --             --             29.1
Selling and administrative expenses                              2.0           13.9           --             --             15.9
Securitization expense                                           1.3           --             (0.3)          --              1.0
                                                             -------       --------        -------        -------       --------
       Operating income (loss)                                  (3.3)          15.2            0.3           --             12.2
Net interest expense                                            10.3            0.1            0.4           --             10.8
                                                             -------       --------        -------        -------       --------
Income (loss) before income taxes                              (13.6)          15.1           (0.1)          --              1.4
Provision (benefit) for income taxes                            (5.4)           6.0           --             --              0.6
                                                             -------       --------        -------        -------       --------
Income (loss) before equity in income of
       consolidated subsidiaries                                (8.2)           9.1           (0.1)          --              0.8
Equity in income of consolidated subsidiaries                    9.1           --             --             (9.1)          --
                                                             -------       --------        -------        -------       --------
Net income (loss)                                            $   0.9       $    9.1        $  (0.1)       $  (9.1)      $    0.8
                                                             =======       ========        =======        =======       ========

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     Three Months Ended September 30, 1996
                             (dollars in millions)


                                                                                             NON-
                                                             PARENT       GUARANTOR       GUARANTOR
                                                             COMPANY     SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                             -------     ------------     ----------   ------------   ------------

Net sales                                                    $  --         $  162.7        $  --          $  --         $  162.7
Cost of sales                                                   --            132.1           --             --            132.1
                                                             -------       --------        -------        -------       --------
       Gross earnings                                           --             30.6           --             --             30.6
Selling and administrative expenses                              1.4           12.5           --             --             13.9
Securitization expenses                                          1.1           --             (0.1)          --              1.0
                                                             -------       --------        -------        -------       --------
       Operating income (loss)                                  (2.5)          18.1            0.1           --             15.7
Net interest expense                                             2.2           --              0.5           --              2.7
                                                             -------       --------        -------        -------       --------
Income (loss) before income taxes                               (4.7)          18.1           (0.4)          --             13.0
Provision (benefit) for income taxes                            (1.8)           6.8           --             --              5.0
                                                             -------       --------        -------        -------       --------
Income (loss) before equity in income of
       consolidated subsidiaries                                (2.9)          11.3           (0.4)          --              8.0
Equity in income of consolidated subsidiaries                   10.9           --             --            (10.9)          --
                                                             -------       --------        -------        -------       --------
Net income                                                   $   8.0       $   11.3        $  (0.4)       $ (10.9)      $    8.0
                                                             =======       ========        =======        =======       ========

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Nine Months Ended September 30, 1997
                             (dollars in millions)


                                                                                             NON-
                                                             PARENT       GUARANTOR       GUARANTOR
                                                             COMPANY     SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                             -------     ------------     ----------   ------------   ------------

Net sales                                                    $  --         $  528.6        $  --          $  --         $  528.6
Cost of sales                                                   --            434.5           --             --            434.5
                                                             -------       --------        -------        -------       --------
       Gross earnings                                           --             94.1           --             --             94.1
Selling and administrative expenses                              4.5           41.3           --             --             45.8
Securitization expense                                           4.4           --             (1.3)          --              3.1
Recapitalization expenses                                       36.3           --             --             --             36.3
                                                             -------       --------        -------        -------       --------
       Operating income (loss)                                 (45.2)          52.8            1.3           --              8.9
Net interest expense                                            16.1            0.2            1.3           --             17.6
                                                             -------       --------        -------        -------       --------
Income (loss) before income taxes                              (61.3)          52.6           --             --             (8.7)
Provision (benefit) for income taxes                           (18.0)          20.8           --             --              2.8
                                                             -------       --------        -------        -------       --------
Income (loss) before extraordinary item
       and equity in income of consolidated
       subsidiaries                                            (43.3)          31.8           --             --            (11.5)
Extraordinary item:
       Early extinguishment of debt, net of
       income tax benefit of $0.9 million                       (1.5)          --             --             --             (1.5)
                                                             -------       --------        -------        -------       --------
Income (loss) before equity in income of
       consolidated subsidiaries                               (44.8)          31.8           --             --            (13.0)
Equity in income of consolidated subsidiaries                   31.8           --             --            (31.8)          --
                                                             -------       --------        -------        -------       --------
Net income (loss)                                            $ (13.0)      $   31.8        $  --          $ (31.8)      $  (13.0)
                                                             =======       ========        =======        =======       ========


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Nine Months Ended September 30, 1996
                             (dollars in millions)


                                                                                             NON-
                                                             PARENT       GUARANTOR       GUARANTOR
                                                             COMPANY     SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                             -------     ------------     ----------   ------------   ------------

Net sales                                                    $  --         $  475.4        $  --          $  --         $  475.4
Cost of sales                                                   --            385.9           --             --            385.9
                                                             -------       --------        -------        -------       --------
       Gross earnings                                           --             89.5           --             --             89.5
Selling and administrative expenses                              5.0           38.3           --             --             43.3
Securitization expenses                                          3.5           --             (0.5)          --              3.0
                                                             -------       --------        -------        -------       --------
       Operating income (loss)                                  (8.5)          51.2            0.5           --             43.2
Net interest expense                                             6.7            0.7            0.9           --              8.3
                                                             -------       --------        -------        -------       --------
Income (loss) before income taxes                              (15.2)          50.5           (0.4)          --             34.9
Provision (benefit) for income taxes                            (5.6)          19.0           --             --             13.4
                                                             -------       --------        -------        -------       --------
Income (loss) before equity in income of
       consolidated subsidiaries                                (9.6)          31.5           (0.4)          --             21.5
Equity in income of consolidated subsidiaries                   31.1           --             --            (31.1)          --
                                                             -------       --------        -------        -------       --------
Net income                                                   $  21.5       $   31.5        $  (0.4)       $ (31.1)      $   21.5
                                                             =======       ========        =======        =======       ========


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     Nine Months Ended September 30, 1997
                             (dollars in millions)

                                                                                             NON-
                                                             PARENT       GUARANTOR       GUARANTOR
                                                            COMPANY      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED

Cash flows from operating activities                         $  11.4        $  52.8       $  (22.7)      $  (31.8)        $  9.7
Cash flows from investing activities:                      ----------      ---------     -----------     ---------       ------
       Capital expenditures                                     --            (11.7)          --             --            (11.7)
       Other                                                    (1.9)           0.7            0.2           --             (1.0)
                                                           ----------       --------      ----------      --------       --------
       Net cash used in investing activities                    (1.9)         (11.0)           0.2           --            (12.7)
Cash flows from financing activities:                      ----------        -------       ---------       -------        -------
       Proceeds from senior credit facilities                  175.0           --             --             --            175.0
       Repayment of senior credit facilities                  (138.8)          --             --             --           (138.8)
       Issuance of senior subordinated debt                    247.0           --             --             --            247.0
       Issuance of common stock                                134.6           --             --             --            134.6
       Retirement of common stock                             (337.5)          --             --             --           (337.5)
       Payment of recapitalization fees and expenses           (53.6)          --             --             --            (53.6)
       Advances (to) from affiliate                            (12.9)         (41.9)          23.0           31.8           --
       Net borrowings on debt                                   17.3           (0.2)          --             --             17.1
                                                           ----------       --------      ----------      --------       --------
       Net cash from financing activities                       31.1          (42.1)          23.0           31.8           43.8
                                                           ----------       --------      ----------      --------       --------
Change in cash and cash equivalents                             40.6           (0.3)           0.5           --             40.8
Cash and cash equivalents, beginning of period                   2.6            1.3           --             --              3.9
                                                           ----------       --------      ----------      --------       --------
Cash and cash equivalents, end of period                     $  43.2         $  1.0         $  0.5        $  --          $  44.7
                                                            =========       ========      ==========      ========       ========

                                               18

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     Nine Months Ended September 30, 1996
                             (dollars in millions)

                                                                                             NON-
                                                             PARENT       GUARANTOR       GUARANTOR
                                                            COMPANY      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED

Cash flows from operating activities                          $  3.3        $  45.8         $  0.8       $  (31.1)         $18.8
Cash flows from investing activities:                         -------       --------       -------      ----------        -------
       Purchase of businesses                                   --            (18.8)          --             --            (18.8)
       Capital expenditures                                     --            (13.1)          --             --            (13.1)
       Other                                                    (0.3)          --             (0.2)          --             (0.5)
                                                              --------      --------       --------      ---------         ------
       Net cash used in investing activities                    (0.3)         (31.9)          (0.2)          --            (32.4)
Cash flows from financing activities:                         --------      --------      ----------     ---------         ------
       Advances (to) from affiliate                            (19.9)         (14.0)           2.8           31.1             --
       Net borrowings on debt                                   17.3           (0.2)          --             --             17.1
                                                               -------       -------       ---------      --------         ------
       Net cash from financing activities                       (2.6)         (14.2)           2.8           31.1           17.1
                                                               -------       -------       ---------      --------         ------
Change in cash and cash equivalents                              0.4           (0.3)           3.4           --              3.5
Cash and cash equivalents, beginning of period                  (0.3)           1.4           --             --              1.1
                                                               -------       -------       ---------      --------         ------
Cash and cash equivalents, end of period                      $  0.1         $  1.1         $  3.4        $  --             $4.6
                                                              ========       =======       =========      ========         =======


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter and nine months ended September 30, 1997 as compared to the quarter and nine months ended September 30, 1996 which should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Defined terms used herein have the meanings set forth in the Condensed Consolidated Financial Statements included herein. The following discussions contain, in addition to historical information, forward-looking statements that include risks and uncertainties. The Company's actual results may differ materially from those anticipated in the forward-looking statements.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

     The following table reflects the Company's historical results of operations for the quarter ended September 30, 1997 compared to the results for the comparable period of 1996.

                                                                       QUARTER ENDED SEPTEMBER 30,
                                                                  1997                         1996
                                                           AMOUNT       % OF SALES         AMOUNT     % OF SALES
                                                                           (DOLLARS IN MILLIONS)
 Net sales:
    Air distribution accessories                           $  50.4           29.2%       $  51.1           31.4%
    Plumbing fixtures                                         43.3           25.1           41.9           25.8
    Air power products                                        79.0           45.7           69.7           42.8
                                                           --------        -------        -------        -------
       Total                                                 172.7          100.0          162.7          100.0
 Gross earnings                                               29.1           16.9           30.6           18.8
 Operating income                                             12.2            7.1           15.7            9.7


     Net sales for the quarter were $172.7 million, an increase of $10.0 million over the third quarter of 1996. This increase was primarily due to significant sales growth of pressure washers of $13.3 million, partially offset by decreased volume in other air power products, primarily generators, of $4.2 million. The decline in generator sales was due to the absence of heavy storm activity which was experienced in the 1996 period. The increased sales in plumbing fixtures reflect increased penetration into the retail market. The decrease in air distribution accessories reflects the effect of competitive pricing pressures experienced in flexible duct products and, to a lesser extent, the divestiture of a metal fittings product line.

     Gross earnings decreased $1.5 million from $30.6 million in 1996 to $29.1 million in 1997. The significant growth in sales of pressure washer products during 1997 has been accompanied by a significant increase in product returns by consumers to our retail customers who, under our current sales terms, return these products to the Company. Significant returns are an industry issue since many of these returns have no product defects. We are working with our retail customers to eliminate non-defective product returns by (i) increasing consumer education through, among other things, improved product manuals, and (ii) revising current sales terms to our retail customers. Costs related to returns have increased $2.2 million for the quarter compared to the third quarter of 1996. Additionally, manufacturing inefficiencies encountered in the production of certain china and steel plumbing fixtures products and the decreased sales volume in air distribution accessories also contributed to the decrease in gross earnings. Gross margin declined from 18.8% in 1996 to 16.9% in 1997 primarily as a result of the factors noted above, in addition to the increase in the sale of pressure washers which carry lower margins.

     Operating income decreased $3.5 million from $15.7 million in 1996 to $12.2 million in 1997. This decrease resulted from the increase in returns of pressure washers which more than offset the gains in air power products due to increased sales volume, as well as, lower sales volume of air distribution accessories and manufacturing inefficiencies in certain plumbing fixture facilities.

     Net interest expense increased to $10.8 million from $2.7 million in 1996 primarily due to the new debt structure which resulted from the Recapitalization in June 1997. See Note 5 to the Company's Condensed

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS -- (CONTINUED)

Consolidated Financial Statements for a discussion of the Company's new debt structure. The Company expects future interest expense to be significantly higher than it has been in the prior years due to this new debt structure.

     Income before income taxes of $1.4 for the current quarter compares to $13.0 million in the third quarter of 1996. This decline is due primarily to the increase in interest expense as well as the decrease in operating income.

     Net income of $0.8 million for the third quarter of 1997 was significantly lower than the $8.0 million for the third quarter of 1996 due to the above mentioned factors. The effective income tax rate of 42.0% in 1997 increased from a rate of 38.5% in the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     The following table reflects the Company's historical results of operations for the nine months ended September 30, 1997 compared to the results for the comparable period of 1996.


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1997                            1996
                                                           AMOUNT       % OF SALES        AMOUNT       % OF SALES
                                                                        (DOLLARS IN MILLIONS)
 Net sales:
    Air distribution accessories                          $  140.7           26.6%      $  140.9           29.6%
    Plumbing fixtures                                        121.9           23.1          119.4           25.1
    Air power products                                       266.0           50.3          215.1           45.3
                                                          ---------        --------      --------        -------
       Total                                                 528.6          100.0          475.4          100.0
 Gross earnings                                               94.1           17.8           89.5           18.8
 Operating income before
    Recapitalization expenses                                 45.2            8.5           43.2            9.1
 Operating income                                              8.9            1.7           43.2            9.1


     Year-to-date net sales were $528.6 million, an increase of $53.2 million over 1996 comparable results. This increase was primarily due to increased sales of pressure washers of $47.9 million, as well as increased volume in other air power products of $3.1 million, primarily air compressors, partially offset by lower sales of generators and automotive products. Favorable volume variances in plumbing fixtures of $3.1 million also contributed to this increase. Lower sales volume of flexible duct products was partially offset by an increase in price for residential and light commercial registers as well as higher sales due to a product line acquisition completed in May 1996.

     Gross earnings increased $4.6 million to $94.1 million over 1996 results, primarily due to the increased sales volume partially offset by the previously discussed increased costs of pressure washer returns and manufacturing inefficiencies in the plumbing products business. Costs related to pressure washer returns have increased $5.7 million in the nine months ended September 30, 1997, compared to the same period in 1996. Gross margin declined from 18.8% in 1996 to 17.8% in 1997 due primarily to an increase in returns and warranty services in air power products as well as manufacturing inefficiencies in plumbing products. Additionally, the increased sales of pressure washers, which yield lower margins, contributed to the decline in the gross margin.

     The operating income of $8.9 million included $36.3 million of expenses recorded in connection with the Recapitalization. Excluding the Recapitalization expenses, operating income was $2.0 million higher than in the 1996 period. This increase was primarily due to increased sales volume and favorable costs associated with the purchase of raw materials, partially offset by manufacturing inefficiencies in plumbing products and a high level of returns of pressure washers.

     Interest expense increased from $8.3 million in 1996 to $17.6 million in 1997 due to the previously discussed change in debt structure resulting from the Recapitalization.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS -- (CONTINUED)

     The loss before income taxes of $8.7 million decreased from income of $34.9 million in the nine months of 1996 due to the above mentioned factors.

     The net loss of $13.0 million for the nine months ended September 30, 1997 is primarily due to $36.3 million of pretax expenses (approximately $28.4 million after taxes) and the extraordinary charge of $1.5 million recorded in connection with the Recapitalization. The effective income tax rate of (32.2)% in 1997 is due to the non-deductibility of various expenses recorded in connection with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operating activities amounted to $9.7 million in the first nine months of 1997 compared to $18.8 million in the first nine months of 1996. The decrease of $9.1 million was due primarily to an increase in working capital requirements and the effect of the stand-alone securitization facility the Company entered into in May 1996. The increase in working capital is due primarily to an increase in inventory resulting from an increase in pressure washer returns, as well as an overall increase to support the higher sales volume. Due to seasonal factors, the Company's level of receivables is typically lower at the end of the fourth quarter when compared to the other three quarters. With the increase in receivables sold in the first nine months of 1997, the net residual interest retained by the Company in these sold receivables increased $22.6 million from December 31, 1996. This residual interest of $24.6 million at September 30, 1997 is reflected in other current assets in the Company's financial statements.

     Capital expenditures for the nine months ended September 30, 1997 were $11.7 million compared to $13.1 million for the same period in 1996. By December 31, 1997, the Company expects to have spent a total of approximately $20.6 million for various capital projects during the year, including quality enhancement, cost improvement, regulatory compliance, efficiency improvement, increased capacity and normal maintenance projects.

     As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company consummated the Recapitalization on June 17, 1997. The Recapitalization was funded by (i) $175.0 million of borrowings under the Bank Credit Facility; (ii) $145.0 million from the offering of the Old Notes; (iii) approximately $102.0 million of proceeds from the offering of the Old Discount Notes; and (iv) an equity contribution by Investcorp, its affiliates and certain other international investors of approximately $134.6 million. The proceeds from these financings funded: the payment of approximately $337.5 million to holders of Class A Stock who converted their shares; the payment of approximately $5.2 million to option holders; the repayment of approximately $138.8 million of outstanding indebtedness under the then existing credit facility; and the payment of approximately $58.5 million of fees and expenses associated with the Recapitalization.

     The Company believes that operating cash flows, availability under the Bank Credit Facility and funds available under its accounts receivable securitization program will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs for the foreseeable future.

OTHER

     In February 1997, the Financial Accounting Standards Boards ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128, which has an effective date of December 15, 1997, is not expected to have a significant impact on the Company's reported earnings per share.

     In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. SFAS 130, which is effective for financial statement periods beginning after December 15, 1997, is not expected to have a significant impact on the Company's financial statement disclosures.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS -- (CONTINUED)




     Also in June 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" which requires the reporting of selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the countries in which the entity holds assets and reports revenues. The Company intends to make appropriate disclosures upon adoption of SFAS 131, which is effective for financial statement periods beginning after December 15, 1997.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        99.1   Letter to Bondholders dated November 14, 1997.

     b) Reports on Form 8-K

             Current report on Form 8-K dated October 13, 1997, regarding the extension of the expiration date of the Exchange Offer.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        FALCON BUILDING PRODUCTS, INC.




                                   By: /s/ Sam A. Cottone
                                      ------------------------------
                                        Sam A. Cottone
                                        Executive Vice President
                                        and  Chief Financial Officer



Dated:  November 14, 1997