Form 10-K405
period 1997-12-31
FALCON BUILDING PRODUCTS INC
filed 1998-03-27
CIK 923286

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 1997    Commission file number: 1-13418

                        FALCON BUILDING PRODUCTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                      36-3931893
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

                            233 SOUTH WACKER DRIVE
                           CHICAGO, ILLINOIS 60606
                   (Address of Principal Executive Office)

                                (312) 906-9700
             (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  None

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

         There is currently no established public trading market for the Registrant's voting stock.

     As of March 1, 1998, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                    985,872 shares of Class A Common Stock
                   6,721,536 shares of Class B Common Stock
                    844,174 shares of Class C Common Stock
                    17,000 shares of Class D Common Stock

              Documents Incorporated herein by Reference:  None

--------------------------------------------------------------------------------

                        FALCON BUILDING PRODUCTS, INC.

                              TABLE OF CONTENTS

PART I.                                                                                               PAGE
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .    7


PART II.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters. . . . . . . . . .    8

Item 6.  Selected Financial Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . .    9

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . .   47


PART III.

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .   47

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .   54

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .   56


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . .   56


                                       PART I

ITEM 1.  BUSINESS

GENERAL

     Falcon Building Products, Inc. ("Falcon" or the "Company") is a leading domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets. The Company's products include air distribution products; ceramic, enameled steel and acrylic plumbing fixtures; and air compressors, pressure washers, electric generators and pneumatic tools. The products that contributed more than 10% of net sales in 1997, 1996 and 1995 were as follows: residential grilles, registers and diffusers as a group were 12%, 9% and 11%, respectively; ceramic china bathroom fixtures were 16%, 17% and 22%, respectively; and air compressors were 24%, 23% and 28%, respectively. Pressure washers accounted for 18% and 13% of net sales in 1997 and 1996, respectively. The Company believes that its products are well regarded as being innovative, of high quality and competitively priced.

      The Company was incorporated in January 1994 as part of a reorganization of all of the entities comprising the building products segment of Eagle Industries, Inc. ("Eagle"). Eagle is a wholly owned subsidiary of Great American Management and Investment, Inc., a Delaware corporation ("GAMI"), which is wholly owned by Equity Holdings Limited, an Illinois limited partnership ("EHL"). In November 1994, the Company completed an initial public offering of 6,000,000 shares of Class A Common Stock (the "Offering").

     On June 17, 1997, the Company completed a merger transaction (the "Merger", and together with the financings described below, the "Recapitalization") with FBP Acquisition Corp. ("FBP"), a newly formed corporation organized on behalf of INVESTCORP S.A. ("Investcorp"), certain affiliates of Investcorp and other international investors, whereby FBP was merged with and into Falcon, with Falcon as the surviving corporation. The Merger resulted in Investcorp, its affiliates and certain other international investors owning approximately 88% of the capital stock of the Company. The Merger was accounted for as a recapitalization and, as such, the historical basis of the assets and liabilities of the Company were not affected. See Notes 5 and 6 to the Company's Consolidated Financial Statements (the "Financial Statements") for further discussion of the transaction and the financing arrangements entered into in order to consummate the Recapitalization.

     Air Distribution Products - The Company is a leading supplier of air distribution products and is the leading manufacturer of residential and light commercial grilles, registers and diffusers for heating, ventilating and air conditioning ("HVAC") applications. These products are marketed under the Hart & Cooley-Registered Trademark-, Metlvent-Registered Trademark-, Reliable-TM-, Tuttle & Bailey-Registered Trademark-, Woodwinds-TM- and Valley-TM- brand names. The Company manufactures more than 8,000 air distribution items, including metal grilles, registers and diffusers, flexible duct, gas vent and chimney systems, louvers, terminal units and electric duct heaters. Products are generally produced on a high-volume, low-cost basis; however, the standard product line is supplemented with custom-engineered products designed to meet specific size or performance requirements.

     Plumbing Fixtures - The Company is a leading domestic producer of ceramic china bathroom fixtures, including toilets and lavatories. The Company also produces enameled steel bathroom tubs and sinks, and acrylic whirlpool tubs as well as brass and plastic trim and fittings. These products are primarily sold to the residential construction market under the Mansfield-Registered Trademark-and Swirl-way-Registered Trademark- brand names.

     Air Power Products - The Company is a leading producer of consumer and commercial air compressors for home improvement applications. The Company manufactures a broad line of air compressors in the 3/4 to 10 horsepower range. These air compressors are electric or gasoline-driven with either oil-lubricated or oil-free pumps and are marketed under several brand names, including Air America-Registered Trademark-, Charge Air Pro-Registered Trademark-, Pro 4000-TM-, Pro Air II-TM- and Steel Driver-Registered Trademark-. The Company also manufactures air compressors under private-label programs, the most significant of which is the Craftsman-Registered Trademark- label for Sears Roebuck and Co. ("Sears"). In addition, the Company sells a variety of pneumatic tools such as paint spray guns, nailers and staplers, sanders and air hoses for use in home improvement applications. In 1995, several new product lines were introduced, including electric generators, pressure washers and OEM compressors. These new products, as is the case with compressors, are marketed primarily into retail and home center outlets. In January 1996, Falcon completed the acquisition of Ex-Cell Manufacturing Co., Inc. ("Ex-Cell"). Headquartered in Decatur, Arkansas, Ex-Cell is a leading manufacturer of pressure washers, marketed through the retail/home center distribution channel primarily under the Ex-Cell-Registered Trademark- brand name. Effective December 31, 1997, Ex-Cell was merged with and into DeVilbiss Air Power Company, another subsidiary of the Company.

BUILDING PRODUCTS INDUSTRY

     The building products industry depends primarily on the residential and commercial construction markets. The level of activity in the residential construction market depends on new housing starts and residential alteration and repair projects, which are affected to varying degrees by mortgage rates, inflation, unemployment, demographic trends, gross domestic product growth and consumer confidence. According to the U.S. Department of Commerce, domestic housing starts have fluctuated between 1.3 million and 1.5 million from 1993 to 1997. According to the U.S. Department of Commerce, residential alteration and repair expenditures have grown over the same period, from $108 billion in 1993 to approximately $115 billion in 1996. The Company estimates, based upon management's industry experience, that the residential alteration and repair market accounts for approximately 50% of the Company's net sales. The level of activity of the commercial construction market depends largely on vacancy rates and general economic conditions. According to the U.S. Department of Commerce, commercial construction activity has risen at an annualized rate of approximately 5% from 1992 to 1996.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its products nationwide through a variety of distribution channels. Based on 1997 net sales, approximately 48% of the Company's products are distributed to wholesalers and manufacturers' representatives who sell to contractors serving the residential and commercial construction markets. Approximately 52% of the Company's net sales are made to mass merchandisers and retail chains, which sell to homeowners and contractors.

     The Company utilizes a combination of internal sales forces and various representatives to market and sell its products. The Company markets its residential and light commercial air distribution products nationwide to HVAC contractors through over 750 wholesale distributors. The Company provides sales support to these distributors through a direct field sales staff and a customer service group. Independent representatives are also used to supplement the field sales coverage. The Company markets its commercial and industrial air distribution products nationwide primarily to HVAC contractors through over 150 commercial representatives. The Company's commercial representative organization is supported by regional sales managers and a customer service group. The Company markets its ceramic china, acrylic whirlpool baths and enameled steel bathroom fixtures and brass fittings primarily through manufacturers' representatives, who sell to wholesale distributors. These distributors sell to plumbers, building contractors and remodelers. The Company also supplies bathroom fixture products to the retail distribution channel, primarily through The Home Depot. The Company markets its air power products primarily through consumer distribution channels which include mass merchants, warehouse clubs, home centers, hardware cooperatives and farm and fleet cooperatives. The Company services these consumer channels through a direct sales staff and manufacturers' representatives.

     Sears is the Company's largest customer and in 1997 accounted for approximately 13% of the Company's net sales. The Company is the primary supplier of air compressors to Sears. Under its Craftsman-Registered Trademark-brand, Sears is the largest domestic retailer of air compressors for consumer use.

COMPETITION

     The building products industry is highly competitive and the Company competes with various international, national and regional suppliers in each of its product areas. In Air Distribution Products, the Company competes with divisions of three international manufacturers as well as various other smaller, regional competitors. In Plumbing Fixtures, the Company competes with divisions of three international manufacturers as well as various other smaller competitors. In Air Power Products, the Company competes with two large manufacturers as well as various smaller competitors. Some of the Company's competitors are larger, have greater financial resources and are less leveraged than the Company. The Company believes that it competes successfully in its markets on the basis of quality, service and product differentiation.

PATENTS, TRADEMARKS AND LICENSES

     The Company has been issued several patents worldwide. The Company believes that its patents are important to its business operations; however, the Company does not believe that the expiration or loss of any of its patents would have a material adverse effect on the Company.

     The Company owns a number of trademarks, including Hart & Cooley-Registered Trademark-, Metlvent-Registered Trademark-, Reliable-TM-, Tuttle & Bailey-Registered Trademark-, Woodwinds-TM-, Valley-TM-, Mansfield-Registered Trademark-, Swirl-Way-Registered Trademark-, Kilgore-TM-, Air America-Registered Trademark-, Charge Air Pro-Registered Trademark-, Ex-Cell-Registered Trademark-and Pro Air II-TM-. The Company also has several licenses for various trademarks, including a license to use the DeVilbiss trademark. The DeVilbiss license has a ten-year term (expiring in April 2000) and may be renewed at the Company's option for two successive ten-year renewal periods. The Company believes that its trademarks and its licenses are important to its business operations, but does not believe that the expiration or loss of any trademark or license would have a material adverse effect on the Company.

RAW MATERIALS AND SUPPLIERS

     The raw materials and component parts used in the Company's operations include steel, aluminum, clay, electric motors, pumps and mylar. Most of the Company's purchases are sourced domestically and nearly all of the Company's purchases are readily available through multiple sources. During 1995, a worldwide shortage of mylar occurred, restricting availability and increasing cost. By the end of 1995, availability had improved. In the last five years, the Company has not experienced any other shortages that materially affected production. Purchases are typically made through blanket order releases that span a period from several months up to one year. In 1995, double-digit inflation was encountered in certain of the basic raw materials and components used in the manufacturing process. The total raw material cost inflation in 1995 added approximately $18 million to Falcon's 1995 cost of sales. During 1996, raw material costs eased and have remained relatively stable throughout 1997.

BACKLOG

     The Company's backlog at December 31, 1997 and 1996 was $17.1 million and $22.0 million, respectively. The backlog at December 31, 1997 is expected to be shipped during the first quarter of 1998.

EMPLOYEES

     The Company employed approximately 4,200 persons as of December 31, 1997. Approximately 2,100 hourly employees are covered by seven collective bargaining agreements expiring through 2001. The Company believes that its labor relations are satisfactory at all of its facilities.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities in the future. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

     The Company is involved in environmental proceedings initiated by state or local governmental agencies pertaining to two of its facilities. The Company is currently working with the appropriate agency on a remedial plan for the closure of an on-site landfill at the Company's Holland, Michigan facility that the Company currently estimates will cost approximately $0.4 million. The Company is also working with the appropriate agency on a remedial plan for the closure of one on-site and four off-site landfills at or near the Company's Perrysville, Ohio facility that the Company currently estimates will cost approximately $0.8 million. The Company believes that its reserves are adequate and that its liabilities for these matters will not have a material adverse effect on the Company; however, there can be no assurance that the Company will not incur costs or liabilities in the future that will have a material adverse effect on the Company. Capital expenditures and expenses (including ordinary course of business hauling and disposal expenses) in 1997 attributable to environmental matters were not material in relation to the Company's consolidated financial position or results of operations.

REGULATORY

     The Company's products, including Ultravent-Registered Trademark-, are subject to extensive regulation by national, state, local and foreign authorities. For discussion of a current matter involving high temperature plastic venting systems, see Item 3, Legal Proceedings.

ITEM 2.  PROPERTIES

     The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistent with the Company's plans and do not have substantial excess capacity. The Company's principal facilities consist of the following:

                                                                                 APPROX. SQUARE
              LOCATION                                 PRINCIPAL USE                FOOTAGE           LEASED/OWNED
----------------------------------------     --------------------------------    --------------       ------------
Holland, Michigan. . . . . . . . . . . .     Office, Manufacturing, Warehouse       613,000              Owned
Kilgore, Texas . . . . . . . . . . . . .     Office, Manufacturing, Warehouse       511,000              Owned
Perrysville, Ohio. . . . . . . . . . . .     Office, Manufacturing                  492,000              Owned
Walnut, California . . . . . . . . . . .     Manufacturing                          414,000              Owned
Jackson, Tennessee . . . . . . . . . . .     Office, Manufacturing, Warehouse       341,000              Owned
Huntsville, Alabama. . . . . . . . . . .     Office, Manufacturing                  219,000              Owned
Geneva, Alabama. . . . . . . . . . . . .     Office, Manufacturing                  203,000              Owned
Sanger, California . . . . . . . . . . .     Office, Manufacturing                  127,000              Leased(1)
Henderson, Texas . . . . . . . . . . . .     Office, Manufacturing                  125,000              Owned
Decatur, Arkansas. . . . . . . . . . . .     Office, Manufacturing, Warehouse       106,000              Owned
Jackson, Tennessee . . . . . . . . . . .     Manufacturing, Warehouse               103,000              Leased(2)
Memphis, Tennessee . . . . . . . . . . .     Office, Manufacturing, Warehouse        94,000              Leased(3)
Shelby, Ohio . . . . . . . . . . . . . .     Warehouse                               87,500              Leased(4)
Jackson, Tennessee . . . . . . . . . . .     Warehouse                               79,000              Leased(5)
Sparks, Nevada . . . . . . . . . . . . .     Distribution Center                     73,000              Leased(6)
Memphis, Tennessee . . . . . . . . . . .     Warehouse                               62,000              Leased(3)
Big Prairie, Ohio. . . . . . . . . . . .     Manufacturing                           60,000              Owned

--------------------
(1)  This facility is leased through December 2002.
(2) This facility is leased pursuant to a lease that expires in August 1998, with renewal options to 1999.
(3) These facilities are leased pursuant to leases that expire in October 1998, with options to cancel after April 1998 with a 30-day advance notice requirement.
(4)  This facility is leased on a month-to-month basis.
(5)  This facility is leased pursuant to a lease that expires in December 1998.
(6)  This facility is leased pursuant to a lease that expires in December 2000.

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

     The Company is a defendant in a lawsuit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario. The Company is also a defendant in two cases brought by appliance manufacturers. In a lawsuit filed in Pennsylvania, the Company has been sued along with other defendants for reimbursement of costs associated with its corrective action program. In the other lawsuit, the Company and two other defendants have been sued in Massachusetts by seven furnace manufacturers which are seeking damages and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. The Company has filed and served its own legal action in Michigan against the furnace manufacturers that have filed suit against the Company and all other identifiable appliance manufacturers that certified HTPV for use with their appliance systems. In that suit, the Company is seeking damages for costs it has incurred and declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit that has been filed in Tennessee regarding HTPV. In that case, the Company is a defendant along with its principal competitor in the HTPV business, a resin supplier and a furnace manufacturer that has been joined as a representative of a defendant class consisting of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with HTPV.

     The Company has been engaged in discussions with the United States Consumer Product Safety Commission ("CPSC") regarding the use of HTPV in the United States. Additionally, certain appliance manufacturers, the plastic resin manufacturer and the HTPV manufacturer and distributor, including Hart & Cooley, have participated in a non-binding facilitative mediation process, the object of which was to develop and implement a voluntary HTPV corrective action program. The CPSC agreed to delay initiating proceedings mandating a corrective action program while these parties were involved in the mediation process. As a result of the facilitative mediation process, the Company entered into a Corrective Action Program and Settlement Agreement in January 1998, along with 25 appliance manufacturers, an HTPV manufacturer and a resin manufacturer to correct certain HTPV mid-efficiency gas fired appliances with a new venting system. The Corrective Action Program was approved by the CPSC in February 1998. The Settlement Agreement provides for the dismissal of the above referenced litigation in Massachusetts, Pennsylvania and Michigan.

     In 1997, the Company recorded pretax charges of $32.8 million ($20.0 million, net) representing an estimate of its share of the cost of the Corrective Action Program in the United States, resolution of the Canadian litigation, the class action litigation, legal fees and other related costs. The Company estimates that the costs associated with the Corrective Action Program and other related HTPV matters will be expended during the next three years. Actual amounts expended could differ depending on a number of factors including, but not limited to, the estimated replacement cost per unit as well as the number of units replaced.

     With respect to these matters, the Company, on September 16, 1996, filed an action in state court in Illinois against certain insurance carriers. The Company is seeking a declaratory judgment, damages for breach of contract and specific relief requiring the insurance carriers, pursuant to the terms of the Company's insurance policies, to defend and reimburse the Company for costs and legal expenses arising from Ultravent-related claims. The amount at issue cannot be determined at this time. The insurance carriers have denied coverage on a number of grounds and have filed motions to dismiss the Company's lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders of Falcon through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     There is currently no established public trading market for the Company's common stock. The number of shareholders of record as of December 31, 1997 was
43. No dividends have been paid to shareholders in the last two years and no dividends are expected to be declared in the near future. In addition, the Company's Bank Credit Facility and Subordinated Notes contain covenants that restrict the payment of dividends.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the five years in the period ended December 31, 1997, and should be read in conjunction with such financial statements and notes thereto.

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  1997      1996      1995      1994      1993
                                                 ------    ------    ------    ------    ------
                                                                  (in millions)
INCOME STATEMENT DATA:
  Net sales. . . . . . . . . . . . . . . . . .   $686.4    $633.2    $471.3    $440.7    $372.3
  Operating income (loss) (a). . . . . . . . .    (20.9)     59.8      45.8      51.7      45.2
  Net income (loss) before extraordinary
    item and cumulative effect of changes
    in accounting principles . . . . . . . . .    (37.4)     30.0      22.1      25.9      22.1
  Net income (loss) (b). . . . . . . . . . . .    (38.9)     30.0      22.1      25.9      18.5

BALANCE SHEET DATA:
  Total assets . . . . . . . . . . . . . . . .   $333.8    $261.7    $210.8    $187.5    $218.9
  Long-term debt (c) . . . . . . . . . . . . .    428.3     109.1     110.9     103.8       2.7
  Total liabilities (c). . . . . . . . . . . .    547.5     233.8     213.0     212.1     145.3
  Stockholders' equity (deficit) (d) . . . . .   (213.7)     27.9      (2.2)    (24.6)     73.6

--------------------------------

     a) Operating income (loss) for the year ended December 31, 1997 reflects pretax charges of $32.8 million relating to Ultravent-Registered Trademark- and $36.3 million relating to the Recapitalization.

     b) Net income (loss) for the year ended December 31, 1997 reflects an extraordinary charge of $1.5 million, net of tax, relating to the early extinguishment of debt associated with the Recapitalization. Net income for the year ended December 31, 1993 reflects a net charge of $3.6 million relating to the cumulative effect of changes in the method of accounting for income taxes and post-employment benefits.

     c) As part of the Recapitalization in June 1997, the Company entered into a new bank credit facility and issued Senior Subordinated Notes and Senior Subordinated Discount Notes. The bank credit facility which was replaced had been entered into at the time of the Offering in November 1994. Historical comparisons of long-term debt are not meaningful as the debt structure of the Company was altered in these periods.

     d) The Company's equity capital structure was altered in connection with both the Recapitalization in June 1997 and the Offering in November 1994. As a result, historical comparisons of stockholders' equity are not meaningful. The deficit in 1997 was primarily a consequence of the repurchase of Class A stock, partially offset by the issuance of Class B stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORMER RELATIONSHIP WITH EAGLE

     Eagle incorporated the Company in January 1994 as part of a reorganization of all the entities comprising Eagle's building products segment. Pursuant to a corporate services agreement, Eagle provided certain management, financial and administrative services to the Company prior to the Merger. In addition, certain executive officers of the Company were also executive officers of Eagle and spent approximately 50% of their time on the business and affairs of Eagle. As a result of the Recapitalization, the corporate services agreement was terminated and the executive officers referred to above became full-time employees of the Company. Subsequent to the Merger, the Company paid Eagle $0.3 million in fees for the utilization of office space and administrative support. Between January 1994 and April 1996, the Company participated in Eagle's asset securitization program. During the first quarter of 1996, Eagle decided to terminate its asset securitization program. Eagle coordinated the termination of its program with the Company to allow the Company to establish its own asset securitization program, which began in May 1996.

INDUSTRY INFORMATION

     Demand for the Company's products depends primarily on the residential construction market and, to a lesser extent, on the commercial construction market. The level of activity in the residential construction market depends on new housing starts and residential alteration and repair projects which are affected to varying degrees by many factors not within the Company's control, including mortgage rates, inflation, unemployment, demographic trends, gross domestic product growth and consumer confidence. The level of activity in the commercial construction market depends largely on vacancy rates and general economic conditions.

RESULTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                         1997                     1996                    1995
                                  -------------------     --------------------     --------------------
                                                         (DOLLARS IN MILLIONS)
                                  AMOUNT   % OF SALES     AMOUNT    % OF SALES     AMOUNT    % OF SALES
                                  ------   ----------     ------    ----------     ------    ----------
Net sales. . . . . . . . . . .    $686.4     100.0%       $633.2      100.0%       $471.3       100.0%
Gross earnings . . . . . . . .     109.9      16.0         119.6       18.9          92.8        19.7
Operating income
  before Ultravent
  and Recapitalization
  expenses . . . . . . . . . .      48.2       7.0          59.8        9.4          45.8         9.7
EBITDA (a) . . . . . . . . . .      77.9      11.4          81.7       12.9          64.0        13.6
Operating income
  (loss) . . . . . . . . . . .     (20.9)     (3.0)         59.8        9.4          45.8         9.7

--------------------------------

(a) EBITDA represents income before interest expense and income taxes excluding the following charges: (i) depreciation and amortization expense; (ii) costs associated with Ultravent-Registered Trademark-;
     (iii) Recapitalization expenses; (iv) securitization expense; and (v) non-cash charges. The Company has included information concerning EBITDA because it is commonly used by certain investors as a measure of a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 increased $53.2 million to $686.4 million, an 8.4% increase from the level achieved in 1996. Substantially all of the revenue gains were attributable to Air Power Products. The gains in Air Power Products were largely the result of a 48% increase in the net sales of pressure washers and a 14% increase in the net sales of compressors. Net sales of Plumbing Fixtures increased very modestly as significant pressure in the wholesale channel was offset by increased market penetration in retail. Net sales of Air Distribution Products were up approximately 2% over the prior year as moderate summer and winter temperatures reduced demand and significant price competition, primarily in flexible duct products, limited the Company's ability to gain market share.

     Gross earnings of $109.9 million in 1997 were $9.7 million or 8.1% lower than in 1996. The increase in net sales of pressure washers was accompanied by a 57% increase in the pressure washer return rate. This resulted in a $17.0 million increase in return costs over the 1996 period. Included in these costs is an $8.0 million non-cash charge taken in the fourth quarter for the establishment of reserves related primarily to returned pressure washers in inventory. The Company attributes the increase in the rate of returns to consumers' lack of familiarity with a relatively new and more complicated product, certain retailers' liberal return policies and certain purchased part quality problems. The Company has improved its pressure washers through product design changes, more demanding purchase part quality assurance and improved consumer literature for 1998. Additionally, the Company negotiated a "no returns" policy for non-defective pressure washers with its major retail customers in 1998.

     Manufacturing inefficiencies in producing certain plumbing products also impacted gross earnings in 1997. In addition, pricing for flexible duct and certain plumbing products remained below 1996 levels, as competitors maintained very aggressive pricing. The Company has initiated cost reduction programs, including process control improvements, new capital expenditures to reduce manufacturing costs, and organizational changes to address operational inefficiencies as well as to increase the level of cost reductions.

     The operating loss of $20.9 million in 1997 included $36.3 million of expenses recorded in connection with the Recapitalization and $32.8 million of expenses associated with Ultravent (see Notes 5 and 14 to the Company's Consolidated Financial Statements for a complete discussion of these expenses). Excluding these expenses, operating income was $11.6 million lower than 1996. This decrease was primarily due to the costs associated with pressure washer returns and increased sales and marketing expenses. These costs were partially offset by increased earnings on favorable volume in all businesses .

     Net interest expense increased $17.5 million to $28.5 million. This increase was primarily due to the new debt structure that resulted from the Recapitalization in June 1997. See Note 6 to the Company's Consolidated Financial Statements for a discussion of the Company's new debt structure. The Company expects future interest expense to be considerably higher than it has been in prior years due to this new debt structure.

     The income tax benefit rate of 24.3% for the year reflected the effect of state income taxes and non-deductible expenses, including certain expenses incurred in connection with the Recapitalization and goodwill amortization.

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales increased $161.9 million, or 34.4%, to $633.2 million in 1996 from $471.3 million in 1995. In January 1996, the Company acquired Ex-Cell, a manufacturer of pressure washers. In addition, in May 1996, the Company acquired a product line of decorative metal and wooden grilles and registers. Excluding the impact of acquisitions, net sales increased $54.4 million.
This increase was due to increased sales volume in all product categories resulting, in part, from an increase in housing starts, as well as market share gains. New product sales, primarily electric generators, contributed $16.2 million to the increase. Favorable pricing in Air Distribution Accessories was offset by strong price competition in Plumbing Fixtures.

     Gross earnings increased $26.8 million, or 28.9%, to $119.6 million in 1996 from $92.8 million in 1995. This increase was primarily due to increased volume and the impact of acquisitions. Gross margin declined to 18.9% in 1996 from 19.7% in 1995 due primarily to the sales contributed by acquired businesses that carry lower margins and increased sales of certain lower margin HVAC products.

     Operating income increased $14.0 million, or 30.6%, to $59.8 million in 1996 from $45.8 million in 1995. This increase was primarily due to increased sales volume and the impact of acquisitions, partially offset by an increase in securitization expense of $0.8 million and increased selling, general and administrative expenses of $10.5 million. As a percent of sales, selling, general and administrative expenses declined slightly to 8.5% in 1996 from 9.2% in 1995.

     Net interest expense increased $1.0 million to $11.0 million in 1996 from $10.0 million 1995. This increase was primarily due to the increased average monthly debt levels resulting from acquisitions.

     The income tax provision of 38.4% for the year reflected the effect of state income taxes and non-deductible expenses, including goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Recapitalization, the Company entered into a new senior credit facility with a group of banks (the "Bank Credit Facility") and also issued $145 million of 9 1/2% Senior Subordinated Notes and $170 million aggregate principal amount of 10 1/2% Senior Subordinated Discount Notes. The Bank Credit Facility provides for a $175.0 million term loan facility (the "Term Loan Facility"), and a $125.0 million revolving credit facility (the "Revolving Facility"). The Company drew all $175.0 million of the Term Loan Facility at the time of the Recapitalization. The proceeds from the Bank Credit Facility and the subordinated notes, together with the $134.6 million equity contribution by Investcorp, its affiliates and certain other international investors, were used to finance the conversion to cash of the Class A Common Stock, to repay the then outstanding senior credit facility, and to pay the fees and expenses associated with the Recapitalization. In connection with the Recapitalization, the Company amended its current receivables purchase facility to provide for a five-year receivables facility (the "Receivables Securitization Program") and increased its maximum amount from $85.0 million to $100.0 million.

     The Company historically has met its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, and availability under its prior credit facility and the Receivables Securitization Program. The Company expects that it will spend approximately $10.0 million per year in each of the next three years for costs associated with the Corrective Action Program and other related HTPV matters. The Company anticipates funding these costs, satisfying its debt service requirements, and meeting its working capital and capital expenditure needs through a combination of operating cash flow, availability under the Revolving Facility and funds available through the Receivables Securitization Program. At December 31, 1997, $112.5 million was available to borrow under the Revolving Facility.

     Net cash flow from operating activities amounted to $10.9 million in 1997 compared to $41.1 million in 1996. The decrease of $30.2 million was primarily due to an increase in working capital requirements and the effect of the stand-alone securitization facility the Company entered into in May 1996. The net residual interest retained by the Company in the receivables sold by the Company increased $11.2 million from December 31, 1996. This residual interest of $13.1 million at December 31, 1997 is reflected in other current assets in the Company's financial statements. Net cash flow from operating activities increased $21.7 million to $41.1 million in fiscal 1996 from $19.4 million in fiscal 1995. This increase was primarily due to the increase in net income and a decrease in working capital requirements. In December 1996, the Company paid GAMI $4.6 million for a final tax sharing payment for tax liabilities incurred while it was included in GAMI's income tax returns, pursuant to the GAMI-Falcon Disaffiliation Tax Sharing Agreement.

CAPITAL EXPENDITURES

     Capital expenditures were $19.1 million, $20.0 million and $16.4 million for 1997, 1996, and 1995, respectively. The Company's commitments for capital expenditures at the end of 1997 were approximately $2.7 million. Capital expenditures attributable to environmental matters were not material in any of these years, nor does the Company believe that such expenditures will be material in 1998.

YEAR 2000

     In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position, and is being expensed as incurred.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     Sales of certain products of the Company are subject to seasonal variation. Seasonal factors historically have not had a significant effect on working capital requirements, as the Company has been able to adjust its production to meet seasonal demands. Due to seasonal factors associated with the construction industry, sales of products are typically higher during the second and third quarters than at other times of the year. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

INFLATION

     Raw material cost inflation had a material impact on 1995 operating income. Increased raw material costs in 1995 over 1994 totaled approximately $18.2 million. The effect of inflation on 1997 and 1996 operating results was not material.

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports filed with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                             PAGE
Reports of Independent Accountants . . . . . . . . . . . . . . . . . . . . .  14
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .  16
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . .  17
Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . .  18
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .  19
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .  20
Supplementary Financial Data (Unaudited) . . . . . . . . . . . . . . . . . .  46

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Falcon Building Products, Inc.:

     We have audited the accompanying consolidated balance sheet of Falcon Building Products, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Building Products, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  COOPERS & LYBRAND L.L.P.


Chicago, Illinois
February 25, 1998

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Falcon Building Products, Inc.:

     We have audited the accompanying Consolidated Balance Sheet for Falcon Building Products, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Building Products, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                  ARTHUR ANDERSEN LLP


Chicago, Illinois
February 5, 1997

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)



                                                                                                  DECEMBER 31,
                                                                                            --------------------
                                                                                                1997       1996
                                                                                            --------   --------
                                           ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 29.9    $  3.9
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      79.5      76.2
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34.0      15.6
                                                                                            --------   --------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     143.4      95.7

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     101.3      97.4
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57.0      59.1
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32.1       9.5
                                                                                            --------   --------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $333.8    $261.7
                                                                                            --------   --------
                                                                                            --------   --------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1.5    $ 15.2
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34.0      50.1
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43.2      30.9
                                                                                            --------   --------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      78.7      96.2

Senior indebtedness. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     175.6     109.1
Senior Subordinated Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     252.7        --
Accrued employee benefit obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .       9.2       8.7
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31.3      19.8
                                                                                            --------   --------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     547.5     233.8
                                                                                            --------   --------

Stockholders' equity (deficit):
  Preferred stock, par value $.01 per share, none issued . . . . . . . . . . . . . . . . .        --        --
  Class A stock, par value $.01 per share, 1,007,690 shares issued
      in 1997, 20,070,500 issued in 1996.. . . . . . . . . . . . . . . . . . . . . . . . .        --       0.2
   Class B stock, par value $.01 per share, 6,721,536 shares issued in
      1997, none issued in 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       0.1        --
   Class C stock, par value $.01 per share,
       844,274 shares issued in 1997, none issued in 1996. . . . . . . . . . . . . . . . .        --        --
   Class D stock, par value $.01 per share, 17,000 shares issued in
      1997, none issued in 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        --
   Common stock, par value $.01 per share, none issued in 1997, none
      issued in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        --
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --      18.0
   Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (211.8)     12.8
   Notes receivable arising from stock purchase plan . . . . . . . . . . . . . . . . . . .      (2.0)     (2.2)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --      (0.9)
                                                                                            --------   --------
   Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . . . . . . .    (213.7)     27.9
                                                                                            --------   --------
   Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .    $333.8    $261.7
                                                                                            --------   --------
                                                                                            --------   --------

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                               (DOLLARS IN MILLIONS)


                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                      -------------------------------
                                                                           1997     1996      1995
                                                                      ----------  --------  --------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $686.4    $633.2    $471.3
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .           576.5     513.6     378.5
                                                                         --------   ------    ------
   Gross earnings. . . . . . . . . . . . . . . . . . . . . . . .           109.9     119.6      92.8

Selling, general and administrative expenses . . . . . . . . . .            57.7      53.9      43.4
Securitization expense . . . . . . . . . . . . . . . . . . . . .             4.0       4.1       3.3
Ultravent expense. . . . . . . . . . . . . . . . . . . . . . . .            32.8       1.8       0.3
Recapitalization expenses. . . . . . . . . . . . . . . . . . . .            36.3        --        --
                                                                         --------   ------    ------
   Operating income (loss) . . . . . . . . . . . . . . . . . . .           (20.9)     59.8      45.8

Net interest expense . . . . . . . . . . . . . . . . . . . . . .            28.5      11.0      10.0
                                                                         --------   -------   ------

Income (loss) before income taxes and extraordinary item . . . .           (49.4)     48.8      35.8
Provision (benefit) for income taxes . . . . . . . . . . . . . .           (12.0)     18.8      13.7
                                                                         --------   -------   ------
   Income (loss) before extraordinary item . . . . . . . . . . .           (37.4)     30.0      22.1

Extraordinary item:
   Early extinguishment of debt net of income tax
      benefit of $0.9 million. . . . . . . . . . . . . . . . . .            (1.5)       --        --
                                                                         --------   -------   ------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . .         $ (38.9)   $ 30.0    $ 22.1
                                                                         --------   ------    ------
                                                                         --------   ------    ------


            The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN MILLIONS)

                                                                                           NOTES
                                                                 ADDITIONAL   RETAINED   FROM STOCK
                                             CLASS A   CLASS B    PAID-IN     EARNINGS   PURCHASE
                                              STOCK     STOCK     CAPITAL     (DEFICIT)     PLAN       OTHER
                                           ---------  ---------  ----------   ---------  ----------   -------
Balance at December 31, 1994 . . . . . .   $   0.1    $  0.1     $  18.0      $ (39.3)    $ (2.2)     $ (1.3)
   Net income. . . . . . . . . . . . . .        --        --          --         22.1         --          --
   Other . . . . . . . . . . . . . . . .        --        --          --           --         --         0.3
                                           ---------  ---------  ----------   ---------  ----------   -------
Balance at December 31, 1995 . . . . . .       0.1       0.1        18.0        (17.2)      (2.2)       (1.0)
   Net income. . . . . . . . . . . . . .        --        --          --         30.0         --          --
   Conversion of Class B Stock
     to Class A Stock. . . . . . . . . .       0.1      (0.1)         --           --         --          --
   Other . . . . . . . . . . . . . . . .        --        --          --           --         --         0.1
                                           ---------  ---------  ----------   ---------  ----------   -------
Balance at December 31, 1996 . . . . . .       0.2        --        18.0         12.8       (2.2)       (0.9)
   Net loss. . . . . . . . . . . . . . .        --        --          --        (38.9)        --          --
   Repurchase of Class A Stock . . . . .      (0.2)       --       (18.0)      (320.2)        --         0.4
   Issuance of stock . . . . . . . . . .        --       0.1          --        134.5         --          --
   Other . . . . . . . . . . . . . . . .        --        --          --           --        0.2         0.5
                                           ---------  ---------  ----------   ---------  ----------   -------
Balance at December 31, 1997 . . . . . .   $    --    $  0.1     $    --      $(211.8)   $   (2.0)    $   --
                                           ---------  ---------  ----------   ---------  ----------   -------
                                           ---------  ---------  ----------   ---------  ----------   -------




            The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN MILLIONS)


                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                             ------------------------------
                                                                                 1997      1996      1995
                                                                             ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (38.9)  $  30.0    $  22.1
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14.2      13.7       12.9
      Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.5       1.8        2.1
      Accretion of debt discount on subordinated debt. . . . . . . . . . .        5.8        --         --
      Deferred income tax provision (benefit). . . . . . . . . . . . . . .      (15.7)     (2.9)       0.2
      Ultravent expenses . . . . . . . . . . . . . . . . . . . . . . . . .       30.7        --         --
      Recapitalization expenses. . . . . . . . . . . . . . . . . . . . . .       36.3        --         --
      Early extinguishment of debt . . . . . . . . . . . . . . . . . . . .        1.5        --         --
      Cash effects, excluding acquisitions, of changes in:
         Accounts receivable, net of residual interest . . . . . . . . . .         --       6.2        0.3
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4.1)    (14.0)     (10.2)
         Other current assets. . . . . . . . . . . . . . . . . . . . . . .      (10.4)     (1.5)       1.4
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      (16.1)     10.2      (13.0)
         Accrued liabilities and accrued employee benefit obligations. . .        3.1      (2.4)       3.6
                                                                             ---------  --------  ---------
      Net cash from operating activities:  . . . . . . . . . . . . . . . .       10.9      41.1       19.4
                                                                             ---------  --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses. . . . . . . . . . . . . . . . . . . . . . . . .         --     (18.8)     (10.4)
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . .      (19.1)    (20.0)     (16.4)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (0.3)      0.2       (2.2)
                                                                             ---------  --------  ---------
   Net cash used in investing activities . . . . . . . . . . . . . . . . .      (19.4)    (38.6)     (29.0)
                                                                             ---------  --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior credit facilities. . . . . . . . . . . . . . . . .      175.0        --         --
   Repayments of senior credit facilities. . . . . . . . . . . . . . . . .     (138.8)       --         --
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . .      134.6        --         --
   Retirement of common stock. . . . . . . . . . . . . . . . . . . . . . .     (338.0)       --         --
   Payment of Recapitalization fees and expenses . . . . . . . . . . . . .      (61.8)       --         --
   Issuance of senior subordinated notes . . . . . . . . . . . . . . . . .      247.0        --         --
   Net borrowings on debt. . . . . . . . . . . . . . . . . . . . . . . . .       16.5       0.3        8.5
                                                                             ---------  --------  ---------
   Net cash from financing activities. . . . . . . . . . . . . . . . . . .       34.5       0.3        8.5
                                                                             ---------  --------  ---------

CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .       26.0       2.8       (1.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . .        3.9       1.1        2.2
                                                                             ---------  --------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . .    $  29.9   $   3.9    $   1.1
                                                                             ---------  --------  ---------
                                                                             ---------  --------  ---------
NET CASH PAID DURING THE PERIOD FOR:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  20.7   $  11.0    $  10.3
   Income taxes to affiliate . . . . . . . . . . . . . . . . . . . . . . .         --       4.6         --
   Income taxes to third parties . . . . . . . . . . . . . . . . . . . . .        7.6      23.5       14.2


            The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997


(1)  BASIS OF PRESENTATION

     Falcon Building Products, Inc. (the "Company") is a manufacturer and distributor of products for the residential and commercial construction and home improvement markets.

     Eagle Industries, Inc. ("Eagle") incorporated the Company in January 1994 as part of a reorganization of all of the entities comprising Eagle's building products segment. Eagle is a wholly owned subsidiary of Great American Management and Investment, Inc., a Delaware corporation ("GAMI") that is wholly owned by Equity Holdings Limited, an Illinois limited partnership ("EHL"). In November 1994, the Company completed an initial public offering of 6,000,000 shares of Class A common stock (the "Offering"). In May 1996, Eagle distributed its ownership of the Company's Class B common stock (14,000,000 shares) to EHL. Pursuant to provisions in the Company's charter, the transfer of the Class B common stock resulted in its conversion to Class A common stock.

     On June 17, 1997, the Company completed a merger transaction (the "Merger", and together with the financings described in Note 5, the "Recapitalization") with FBP Acquisition Corp. ("FBP"), a newly formed corporation organized on behalf of INVESTCORP S.A. ("Investcorp"), certain affiliates of Investcorp and other international investors, whereby FBP was merged with and into Falcon, with Falcon as the surviving corporation. The Merger resulted in Investcorp, its affiliates and certain other international investors owning approximately 88% of the capital stock of the Company. The Merger was accounted for as a recapitalization and, as such, the historical basis of the assets and liabilities of the Company were not affected. See Notes 5 and 6 for further discussion of the transaction and the financing arrangements entered into in order to consummate the Recapitalization.

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

     CASH AND CASH EQUIVALENTS:

     All highly liquid investment instruments with original maturities of three months or less are considered to be cash equivalents.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation was used for 41.1% of inventory at December 31, 1997 and 1996. The first-in, first-out ("FIFO") method of inventory valuation was used for the remaining inventory.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


     NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1998 the Financial Accounting Standards Board (the "FASB") issued Statement No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pensions and other postretirement benefit plans. The Company intends to make appropriate disclosures upon adoption of SFAS No. 132, which is effective for years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of SFAS No. 130 will have a material effect on the Company's financial statements.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. There was no material effect on the financial statements from the adoption of SFAS No. 121 as the Company's prior impairment recognition practice was consistent with the major provisions of the statement.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. The straight-line method is generally used to provide for depreciation over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and 3 to 12 years for machinery and equipment.

     GOODWILL:

     Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis, primarily over forty years. Accumulated amortization was $15.6 million and $13.6 million at December 31, 1997 and 1996, respectively. The recoverability of goodwill is reassessed periodically to determine if current operating income is sufficient to recover the current amortization. When events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization.

     DEFERRED FINANCING FEES:

     Deferred financing fees are amortized on a straight-line basis over the life of the related debt and are included in Other assets in the Company's Consolidated Balance Sheets.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

     ENVIRONMENTAL REMEDIATION:

     In 1997, the Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides additional guidance for recognizing, measuring and disclosing environmental remediation liabilities. The effect of initially applying the provisions of SOP 96-1 was not material to the Consolidated Financial Statements. The Company accrues for such losses when they are probable and reasonably estimable. Costs of future expenditures do not reflect any claims for recoveries and are not discounted to their present value. The accruals for environmental liabilities are reflected in the Consolidated Balance Sheets primarily in Other long-term liabilities.

     REVENUE RECOGNITION:

     The Company recognizes revenues as products are shipped to customers.

     INCOME TAXES:

     The Company was included in GAMI's consolidated U.S. federal income tax return until the consummation of the Offering in November 1994. In addition, the Company filed certain combined state tax returns with GAMI until the distribution to EHL in 1996. Under the terms of the GAMI-Falcon Disaffiliation Tax Sharing Agreement (the "Tax Sharing Agreement"), the Company computed and paid to GAMI its liability for U.S. federal income taxes as if the Company filed a separate U.S. federal income tax return. Since the Offering, the Company has filed a separate U.S. federal income tax return. The Company files separate U.S. state income tax returns.

     EARNINGS PER SHARE:

     As a result of the Recapitalization, the Company's stock is no longer traded in a public market. As such, earnings per share is no longer disclosed.

(3)  ACQUISITIONS

     On January 2, 1996, the Company acquired the stock of Ex-Cell Manufacturing Company, Inc. ("Ex-Cell"), a manufacturer of cold-water pressure washers. The Company paid a total of $20.2 million in cash for the stock of Ex-Cell. The acquisition was accounted for as a purchase and resulted in $19.5 million of goodwill. As of December 31, 1997, Ex-Cell was merged with and into DeVilbiss Air Power Company, another subsidiary of the Company.

(4)  ACCOUNTS RECEIVABLE

     Between January 1994 and April 1996, the Company participated in Eagle's securitization program, selling its receivables to Eagle, which in turn sold certain of its receivables, including those acquired from the Company, to a "Master Trust". During the first quarter of 1996, Eagle decided to terminate its securitization program and coordinated the termination of its program with the Company to allow the Company to establish its own securitization program.

     In April 1996, the Company entered into receivable sale agreements with a financial institution and its affiliates (collectively, the "Bank Group") whereby it sells, with limited recourse, on a continuous basis, an undivided interest in all of its accounts receivable for cash, while maintaining a residual interest in the receivables. In connection with the Recapitalization, the Company amended its receivables securitization program to increase the maximum availability from $85 million to $100 million and to extend its program until 2002. To establish this stand-alone securitization program in 1996, the
Company: (1) acquired a special purpose company from Eagle to facilitate the establishment of the Falcon securitization program; (2) acquired from the Master Trust the receivables it had previously sold to Eagle; and (3) immediately sold these re-acquired receivables through the special purpose company to the Bank Group.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

     At December 31, 1997 and 1996, uncollected receivables sold under the agreement were $88.6 million and $75.2 million, respectively. Included in the Company's financial statements in other current assets is a net residual interest of $13.1 million and $1.9 million at December 31, 1997 and 1996, respectively. The expense incurred on the sale of the receivables under these programs was $4.0 million, $4.1 million and $3.3 million in years ended December 31, 1997, 1996 and 1995, respectively.

(5)  RECAPITALIZATION

     On March 20, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FBP. The Merger Agreement contemplated that FBP would be merged with and into Falcon and each outstanding share of the Company's Class A Common Stock ("Class A Stock") would be converted into either (i) $17.75 in cash (the "Cash Price"), or (ii) at the election of the holder of the Class A Stock, the right to retain one share of Class A Stock. On June 17, 1997, the Merger and the adoption of the Merger Agreement were approved by the vote of a majority of the stockholders of the Class A Stock and FBP was merged with and into Falcon, with Falcon continuing as the surviving corporation. As a result of the Merger, 19,040,585 of the then issued and outstanding shares of Class A Stock were converted into cash and 1,007,690 shares were retained by existing stockholders. In addition, each person who, immediately prior to the consummation of the Recapitalization, held an option to purchase shares of the Class A Stock, received a cash payment equal to the product of (i) the difference between the Cash Price and the option exercise price multiplied by
(ii) the number of options held by such person. Approximately $338.0 million was paid to holders of Class A Stock who converted their shares and approximately $5.2 million was paid to persons holding options to purchase shares of Class A Stock.

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

     The Recapitalization was funded by (i) $175.0 million of borrowings under the Bank Credit Facility (as defined), (ii) $145.0 million from the offering of the Old Notes (as defined), (iii) approximately $102.0 million of proceeds from the offering of the Old Discount Notes (as defined) and (iv) an equity contribution by Investcorp, its affiliates and certain other international investors of approximately $134.6 million. The proceeds from these financings funded: the payment of approximately $338.0 million to holders of Class A Stock who converted their shares; the payment of approximately $5.2 million to option holders; the repayment of approximately $138.8 million of outstanding indebtedness under the then existing credit facility; and the payment of approximately $58.5 million of fees and expenses associated with the Recapitalization.

     The transaction was accounted for as a recapitalization and, as such, the historical basis of the Company's assets and liabilities was not affected. Approximately $27.4 million of costs primarily representing financing fees were capitalized while approximately $36.3 million of costs were expensed and are reflected as a component of operating income in the Company's Consolidated Statements of Income. The expensed costs represent investment banker fees, Investcorp merger and acquisition fees, legal and accounting fees, transaction bonuses, payments to option holders and other miscellaneous costs incurred in connection with the Recapitalization. In addition, the Company recorded an extraordinary charge of $1.5 million, net of a $0.9 million income tax benefit, in connection with the repayment of its existing credit facility.

(6)  DEBT

     As part of the Recapitalization, the Company entered into a new senior credit facility with a group of banks (the "Bank Credit Facility"), and pursuant to indentures dated June 17, 1997 (the "Indentures"), issued $145 million of 9 1/2% Series A Senior Subordinated Notes (the "Old Notes") and $170 million aggregate principal amount of 10 1/2% Series A Senior Subordinated Discount Notes (the "Old Discount Notes", and together with the Old Notes, the "Old Securities"). The proceeds from the Bank Credit Facility and the Old Securities were used to finance the conversion to cash of the Class A Common Stock, to repay the then outstanding senior credit facility and to pay the fees and expenses associated with the Recapitalization.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

     Although the Old Securities were sold through a confidential placement memorandum, in September 1997, the Company filed an exchange offer registration statement with the Securities and Exchange Commission with respect to certain of the Old Securities (the "Exchange Offer"). Pursuant to the Exchange Offer, $144.0 aggregate principal amount of 9 1/2% Series B Senior Subordinated Notes Due 2007 (the "Notes") of the Company were exchanged for a like amount of the Old Notes and $162.8 million aggregate principal amount at maturity of 10 1/2% Series B Senior Subordinated Discount Notes Due 2007 (the "Discount Notes" and together with the Notes, the "Securities") of the Company were exchanged for a like amount of the Old Discount Notes. The Exchange Offer was made pursuant to the terms of a Registration Rights Agreement dated June 17, 1997, by and among the Company, the Guarantors (as defined in the Agreement), and the initial purchasers of the Old Securities. The Exchange Offer was designed to provide the holders of the Securities an opportunity to acquire securities that, unlike the Old Securities, are freely transferable subject to certain restrictions. As the terms of the Old Securities and the Securities are otherwise identical, for purposes of the discussions below, the $1.0 million of Old Notes and the $7.2 million of Old Discount Notes that were not exchanged are considered to be part of the Notes and Discount Notes, respectively. The Company did not receive any proceeds from the Exchange Offer.

     Certain of the Company's subsidiaries have guaranteed the Bank Credit Facility and the Securities, such guarantee of the Securities being subordinate to the guarantee of the Bank Credit Facility. See Note 15.

     SENIOR INDEBTEDNESS :

                                     DECEMBER 31,    DECEMBER 31,
                                         1997           1996
                                    -------------   -------------
                                          (IN MILLIONS)
     Bank Credit Facility
          Revolver . . . . . . . .     $ --           $ 39.0
          Term . . . . . . . . . .      174.5           82.5
                                      -------       --------
          Total. . . . . . . . . .      174.5          121.5
     Other . . . . . . . . . . . .        2.6            2.8
     Less:  Current Portion. . . .       (1.5)         (15.2)
                                      -------       --------
          Senior indebtedness. . .    $ 175.6        $ 109.1
                                      -------       --------
                                      -------       --------

     The aggregate long-term debt maturities over the next five years are as follows: 1998 - $1.5 million; 1999 -$1.5 million; 2000 - $1.5 million; 2001 -
$1.5 million; and 2002 - $10.4 million.

     BANK CREDIT FACILITY:

     In 1995 the Company amended and restated its then existing senior credit facility, increasing it to a $250 million credit facility (the "Facility"). The Facility consisted of a six year $100.0 million term loan, maturing in June 2001, due in quarterly installments, and a $150.0 million revolving credit facility that was set to expire in 2001. Borrowings under the Facility bore interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin, or at the prime rate plus a margin. The Facility was secured by substantially all of the inventory, intangibles, property, plant, equipment and capital stock of the Company's subsidiaries.

     On June 17, 1997, using a portion of the proceeds from the Recapitalization, the Company repaid and terminated the Facility. An extraordinary charge of $1.5 million, net of an income tax benefit of $0.9 million was recorded in connection with this repayment, primarily representing the write-off of associated deferred financing fees.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

     The Bank Credit Facility entered into on June 17, 1997, consists of a $175 million term loan facility which matures in June 2005 and a $125 million revolving credit facility (the "Revolver") which matures in June 2003. The term loan was drawn in full as part of the Recapitalization and is due in semi-annual installments of $0.5 million from December 1997 through June 2002, quarterly installments of $9.5 million from December 2002 through September 2003, quarterly installments of $15.0 million from December 2003 through September 2004, installments of $18.0 million in December 2004 and March 2005 and a final payment at maturity of $36.0 million in June 2005. No amounts were outstanding under the Revolver at December 31, 1997. The Bank Credit Facility also allows for $25.0 million to be used in the form of letters of credit. The use of letters of credit reduces the availability of funds under the Revolver. At December 31, 1997, $112.5 million was available to borrow under the Revolver.

     Borrowings under the Bank Credit Facility bear interest at alternative floating rate structures at management's option (8.9% for the term loan at December 31, 1997) and are secured by all the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries other than the special purpose entity established in connection with the receivables securitization program. The Bank Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Bank Credit Facility.

     The Bank Credit Facility contains various restrictive covenants including the maintenance of certain financial ratios, restrictions on additional indebtedness, mergers, asset dispositions, dividends and other restricted payments and prepayment and amendments of subordinated indebtedness. As of December 31, 1997, the Company was in compliance with all covenants of the Bank Credit Facility.

     Additional debt of the Company primarily consists of industrial revenue bonds, which bear interest ranging from 6.2% to 7.5%. The average monthly debt during 1997 was $314.3 million, an increase of $173.1 million over the comparable 1996 average debt. This increase is primarily due to change in the Company's debt structure as part of the Recapitalization.

     SENIOR SUBORDINATED NOTES:

     9 1/2% SENIOR SUBORDINATED NOTES:

     The Company's $145 million of Notes mature on June 15, 2007. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 commencing on December 15, 1997. The Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Notes rank PARI PASSU in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company.

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

     10 1/2% SENIOR SUBORDINATED DISCOUNT NOTES:

     The $170 million aggregate principal amount of Discount Notes mature on June 15, 2007. The issue price of each Old Discount Note was $599.82 per $1,000 principal amount at maturity, which represents a yield to June 15, 2002 of 10.5% per annum. Cash interest will not accrue on the Discount Notes prior to June 15, 2002. Cash interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 10.5% per annum commencing December 15, 2002. The Discount Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Discount Notes rank PARI PASSU in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company. The accreted value of the Discount Notes was $107.7 million at December 31, 1997.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1997

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

     The following table sets forth the funded status for all defined benefit pension plans and related amounts recognized in the Company's Consolidated Financial Statements (in millions):


                                                     DECEMBER 31, 1997          DECEMBER 31, 1996
                                                     -----------------  -------------------------------
                                                        PLANS WHOSE       PLANS WHOSE       PLANS WHOSE
                                                       ASSETS EXCEED     ASSETS EXCEED      ACCUMULATED
                                                        ACCUMULATED       ACCUMULATED        BENEFITS
                                                          BENEFITS         BENEFITS        EXCEED ASSETS
                                                     -----------------    ------------     -------------
 Actuarial present value of:
      Accumulated benefit obligation . . . . . .           $ 30.7           $ 21.1           $  6.2
                                                     -----------------    ------------     -------------
                                                     -----------------    ------------     -------------
      Vested benefits  . . . . . . . . . . . . .           $ 26.5           $ 17.7           $  6.0
                                                     -----------------    ------------     -------------
                                                     -----------------    ------------     -------------
 Projected benefit obligation  . . . . . . . . .           $ 30.7           $ 21.1           $  6.2
 Plan assets at fair value . . . . . . . . . . .             33.9             22.8              5.8
                                                     -----------------    ------------     -------------
 Plan assets in excess of (less than)
      projected benefit obligation . . . . . . .              3.2              1.7             (0.4)
 Net unrecognized loss . . . . . . . . . . . . .               --              2.7              0.7
 Net unrecognized prior service costs
      (benefits) . . . . . . . . . . . . . . . .              0.4             (0.3)             0.3
 Unrecognized liability at August 1, 1987  . . .              0.2               --              0.2
 Additional minimum liability  . . . . . . . . .               --               --             (1.2)
                                                     -----------------    ------------     -------------
 Pension asset (liability) recognized
      in Consolidated Financial Statements . . .           $  3.8           $  4.1           $ (0.4)
                                                     -----------------    ------------     -------------
                                                     -----------------    ------------     -------------

 Plan assets generally consist of common stocks, fixed income instruments and certain purchased annuities.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1997


     In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," ("SFAS No. 87") the Company recorded an additional minimum pension liability for underfunded plans at December 31, 1996, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost. A corresponding amount was recognized as an intangible asset except to the extent that these additional liabilities exceeded related unrecognized prior service costs and net transition obligations, in which case the increase in liabilities was charged directly to stockholders' equity. At December 31, 1996, the excess minimum pension liability resulted in a net reduction of equity of $0.5 million. There was no additional minimum liability component at December 31, 1997.

     Net periodic pension cost for defined benefit pension plans reporting under the provisions of SFAS No. 87 was:


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                --------------------------------
                                                 1997         1996         1995
                                                -------     --------     -------
                                                         (IN MILLIONS)
     Service cost  . . . . . . . . . . .        $   1.8    $   1.8      $   1.1
     Interest cost . . . . . . . . . . .            2.0        1.8          1.3
     Actual return on assets . . . . . .           (6.3)      (2.9)        (2.3)
     Net amortization and deferral . . .            3.7        0.6          0.6
                                                -------     --------     -------
          Net periodic pension cost  . .        $   1.2    $   1.3      $   0.7
                                                -------     --------     -------
                                                -------     --------     -------

     The following assumptions were used in determining the actuarial present value of the projected benefit obligation for the Company's defined benefit plans for all periods presented: weighted-average discount rate of 7.5%; rate of increase in future compensation levels of 4.0%; and expected long-term rate of return on assets of 9.0%.

     The Company and its subsidiaries also have several defined contribution plans for certain employees. Employer contributions to these plans were $1.0 million, $1.4 million and $1.0 million in 1997, 1996 and 1995, respectively. Contributions to this plan by the Company are determined based on a percentage of the contribution made by the employee.

     OTHER POSTRETIREMENT BENEFITS:

     The Company provides post-retirement life and health-care benefits to certain of its employees. The Company has four plans that provide these benefits to employees retiring from the Company. Benefits are determined on varying formulas based on age at retirement and years of active service. Two of the plans are non-contributory. The Company has not funded any of this post-retirement benefits liability. Contributions to the post-retirement plans are made by the Company as claims are incurred.

     The following table sets forth post-retirement benefit obligations recognized in the Company's Consolidated Financial Statements :


                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                            1997          1996
                                                                         ---------     --------
                                                                              (IN MILLIONS)
       Accumulated post-retirement benefit obligation:
            Retirees . . . . . . . . . . . . . . . . . . . . . .          $  6.5        $  6.4
            Other fully eligible participants  . . . . . . . . .             1.8           2.1
            Other active participants  . . . . . . . . . . . . .             3.9           4.0
                                                                         ---------     --------
                 Subtotal  . . . . . . . . . . . . . . . . . . .            12.2          12.5
            Unrecognized actuarial loss  . . . . . . . . . . . .            (2.3)         (3.4)
                                                                         ---------     --------
       Post-retirement benefit liability recognized in
            Consolidated Financial Statements  . . . . . . . . .          $  9.9        $  9.1
                                                                         ---------     --------
                                                                         ---------     --------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1997


     Net post-retirement benefit cost included the following components:


                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                      ---------------------------
                                                        1997      1996      1995
                                                      -------   -------   -------
                                                             (IN MILLIONS)
     Service cost. . . . . . . . . . . . . . . . .    $  0.5    $  0.5     $ 0.4
     Interest cost . . . . . . . . . . . . . . . .       1.0       0.9       0.7
     Net amortization and deferral . . . . . . . .       0.1       0.2       0.1
                                                      ------    ------     -----
             Net post-retirement benefit cost. . .    $  1.6    $  1.6     $ 1.2
                                                      ------    ------     -----
                                                      ------    ------     -----

     The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7.5% and 8.0% for the years ended December 31, 1997 and 1996, respectively, and health care cost trend rates of 9.0% in 1997 and 10.5% in 1996, decreasing ratably to 6.0% by the year 1999. The effect of a one percent increase in the health care cost trend rate assumption would increase the accumulated post-retirement benefit obligation, resulting in an increase to the aggregate annual service cost and interest expense components by approximately $1.2 million and $0.2 million, respectively.

(8)  INCOME TAXES

     The Company's Consolidated Financial Statements reflect the following deferred tax assets and liabilities:


                                                                   DECEMBER 31,
                                                                   ------------
                                                                    1997   1996
                                                                   ------ ------
                                                                   (IN MILLIONS)
     Deferred tax assets:
          Inventory and receivable reserves. . . . . . . . . . . . $ 5.0  $ 4.5
          Accrued employee benefit obligations . . . . . . . . . .   3.2    2.8
          Insurance reserves . . . . . . . . . . . . . . . . . . .   5.6    5.5
          Ultravent reserves . . . . . . . . . . . . . . . . . . .  12.8    0.4
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .   7.7    5.4
                                                                   ------ ------
                                                                   $34.3  $18.6
                                                                   ------ ------
     Deferred tax liabilities:
          Property, plant and equipment basis difference . . . . . $ 8.2  $ 8.1
                                                                   ------ ------
                                                                   ------ ------

          The components of the provision for income taxes are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                  -------------------------------------
                                                    1997           1996          1995
                                                  --------        -------       -------
                                                               (IN MILLIONS)
     Provision (benefit) for income taxes:
      Current:
            U.S. federal . . . . . . . . .        $   2.7        $ 18.1        $ 11.8
            U.S. state . . . . . . . . . .            1.0           3.6           1.7
                                                  --------       --------      -------
                 Subtotal. . . . . . . . .            3.7          21.7          13.5
                                                  --------       --------      -------

      Deferred:
            U.S. federal . . . . . . . . .          (13.3)         (2.3)          0.4
            U.S. state . . . . . . . . . .           (2.4)         (0.6)         (0.2)
                                                  --------       --------      --------
                 Subtotal. . . . . . . . .          (15.7)         (2.9)          0.2
                                                  --------       --------      --------
                 Total . . . . . . . . . .        $ (12.0)       $ 18.8        $ 13.7
                                                  --------       --------      --------
                                                  --------       --------      --------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1997


   Reconciliation of income (loss) before income taxes computed at the U.S. federal statutory rate to the provision (benefit) for income taxes are as follows:

                                                                                 YEAR ENDED
                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                          1997       1996      1995
                                                                         ------     ------    ------
                                                                            (DOLLARS IN MILLIONS)
     U.S. federal statutory rate . . . . . . . . . . . . . . . . . . .      35%        35%       35%
     Income taxes at U.S. federal statutory rate . . . . . . . . . . .   $(17.3)    $ 17.1    $ 12.5
     U.S. state income taxes, net of U.S. federal tax impact . . . . .     (0.8)       1.9       1.0
     Amortization of intangibles . . . . . . . . . . . . . . . . . . .      0.7        0.6       0.5
     Non-deductible expenses, net. . . . . . . . . . . . . . . . . . .      5.0         --        --
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      0.4       (0.8)     (0.3)
                                                                         -------    -------   -------
          Provision (benefit) for income taxes . . . . . . . . . . . .   $(12.0)    $ 18.8    $ 13.7
                                                                         -------    -------   -------
                                                                         -------    -------   -------
          Effective income tax rate. . . . . . . . . . . . . . . . . .     24.3%      38.4%     38.4%
                                                                         -------    -------   -------
                                                                         -------    -------   -------

(9)  STOCKHOLDERS' EQUITY

     CAPITAL STOCK:

     Prior to the Merger, the Company's Certificate of Incorporation authorized 30,000,000 shares of Class A Common Stock, $.0l par value (the "Class A Stock"), 14,000,000 shares of Class B Common Stock, $.0l par value (the "Class B Stock") and 10,000,000 shares of preferred stock. Upon completion of the Offering in 1994, the Company had 6,070,500 shares of Class A Stock outstanding, including: (i) 196,500 shares sold to the Company's management in the public offering; (ii) 70,500 restricted shares granted to management pursuant to the Company's 1994 Stock Option and Restricted Share Plan; and (iii) 14,000,000 shares of Class B Stock outstanding, which were beneficially owned by Eagle. In May 1996, Eagle transferred its ownership of the Company's Class B Stock to EHL. Pursuant to provisions in the Company's charter, the transfer of the Class B Stock to EHL resulted in its conversion to Class A Stock.

     As discussed in Note 5, pursuant to the Merger Agreement, FBP merged with and into the Company and the certificate of incorporation of FBP became the certificate of incorporation of the Company (the "Restated Certificate of Incorporation"). Each issued and outstanding share of capital stock of FBP was converted into a share of capital stock of Falcon.

     The Company's Restated Certificate of Incorporation authorizes five classes of common stock. The following table summarizes the authorized shares of capital stock of the Company at December 31, 1997:


                        TITLE
                        -----
     Class A Common Stock, par value $0.01 per share . . . .      1,034,020
     Class B Common Stock, par value $0.01 per share . . . .      6,900,000
     Class C Common Stock, par value $0.01 per share . . . .      2,048,980
     Class D Common Stock, par value $0.01 per share . . . .         17,000
     Common Stock, par value $0.01 per share . . . . . . . .     10,000,000
                                                                 ----------
          Total. . . . . . . . . . . . . . . . . . . . . . .     20,000,000
                                                                 ----------
                                                                 ----------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1997


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

     ADDITIONAL PAID-IN CAPITAL:

     As part of the Recapitalization further discussed in Note 5, in June 1997 the Company eliminated its Additional paid-in capital balance.

     NOTES RECEIVABLE:

     Pursuant to the Company's Senior Executive Stock Purchase Plan (the "Executive Stock Plan"), at the time of the Offering in 1994 certain executive officers of the Company purchased a total of 196,500 shares of Class A Stock for $0.2 million and notes of $2.2 million. These notes bear interest at 7.5% per annum and are due no later than December 2001 or upon sale of the shares. In January 1997, the Company repurchased 20,000 of these shares due to the retirement of one of its officers and the related loan amount of $0.2 million was repaid. In June 1997, as part of the Merger, approximately 26,200 shares were either redeemed or prorated pursuant to the terms of the Merger Agreement and approximately $0.4 million of the outstanding loans were repaid. In connection with the Recapitalization, the Executive Stock Plan was amended to permit the loans outstanding thereunder to remain outstanding. Concurrently, the Company adopted the Falcon Building Products, Inc. 1997 Senior Executive Stock Loan Plan (the "1997 Loan Plan") containing loan provisions similar to the Executive Stock Plan. Loans under the 1997 Loan Plan are only available to executives who do not have loans outstanding under the Executive Stock Plan. At the consummation of the Recapitalization, loans in the aggregate amount of $0.3 million were issued to purchase 32,140 shares of Class C Stock. These notes bear interest at rates tied to interest rates paid on the Company's third party debt and are due no later than June 2004 or upon sale of the shares.

     At December 31,1997, $2.0 million of notes were outstanding under the Executive Stock Plan and the 1997 Loan Plan. These notes have been classified as a component of Stockholders' equity in the Company's Consolidated Balance Sheet. All shares purchased pursuant to the terms of these plans have been pledged to the Company.

(10) STOCK OPTION PLAN

     1997 STOCK INCENTIVE PLAN:

     In June 1997, the Company adopted the Senior Management Stock Incentive Plan (the "1997 Plan"). Pursuant to the 1997 Plan certain directors, employees and officers of the Company are given an opportunity to acquire shares of Class C Common Stock (the "Class C Stock") through the grant of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock. The options granted pursuant to the 1997 Plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest immediately upon the seventh anniversary of the grant with the possibility for accelerated vesting based, in part on the achievement of an annual EBITDA amount, and in part on the achievement of certain investment targets as defined in the plan. The plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or an Authorized Sale as defined in the 1997 Plan. Options issued pursuant to the 1997 Plan expire upon the 30th day following the tenth anniversary of the grant date.

     Options for 870,556 shares of Class C Stock have been granted under the 1997 Plan. A total of 947,851 shares of Class C Stock are reserved for issuance under the 1997 Plan. The 1997 Plan is administered by the Board of Directors.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1997


     Non-Qualified stock option activity is shown below:

                                              OPTIONS OUTSTANDING         EXERCISABLE OPTIONS
                                          --------------------------   -------------------------
                                          NUMBER OF    WEIGHTED AVG.   NUMBER OF   WEIGHTED AVG.
                                           SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                          ---------   --------------   ---------  --------------
  Balance at December 31, 1996 . . . . .      --         $ --
  Granted. . . . . . . . . . . . . . . .   870,556        17.75
  Exercised. . . . . . . . . . . . . . .      --           --
  Canceled . . . . . . . . . . . . . . .      --           --
                                          ---------   --------------
  Balance at December 31, 1997 . . . . .   870,556       $17.75           --           $--
                                          ---------   --------------   ---------  --------------
                                          ---------   --------------   ---------  --------------

     At December 31, 1997, the options outstanding had an exercise price of $17.75. The weighted average remaining contractual life of the options outstanding was 9 1/2 years. The weighted average fair value of options granted in 1997 was $17.75.

     The Company measures compensation cost using the intrinsic value-based method of accounting pursuant to the provisions of APB Opinion No. 25. Had compensation cost been determined on the fair market value-based accounting method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") for options granted in 1997, pro forma net loss would have been $39.2 million.

     For purposes of fair market value disclosures, the fair market value of an option grant is estimated using the Black-Scholes option pricing model with the following assumptions:

                                                                 1997
                                                                 ----
          Risk-Free Interest Rate. . . . . . . . . . . . .       6.4%
          Average Life of Options (years). . . . . . . . .         7
          Volatility . . . . . . . . . . . . . . . . . . .         0%
          Dividend Yield . . . . . . . . . . . . . . . . .         0%

     1994 STOCK OPTION PLAN:

     In June 1997, as part of the Merger, the Company paid $5.2 million to holders of options which were granted under the 1994 Stock Option and Restricted Stock Plan (the "1994 Plan"). Pursuant to the provisions of the 1994 Plan, the options became immediately exercisable upon a change in control. The 1994 Plan was terminated subsequent to the Merger. SFAS 123 disclosure of 1996 information has been omitted as this information is not meaningful.

     As part of the Offering in 1994, the Company awarded 70,500 restricted shares of Class A Stock to certain officers. The market value of the shares awarded was $0.8 million. This amount was recorded as unearned compensation and is shown as a separate component of Stockholders' equity at December 31, 1996. Unearned compensation was amortized to expense over a four-year vesting period. This expense amounted to $0.1 million in 1997 and $0.2 million in 1996. As a result of the Recapitalization, these shares became immediately vested. Included in the Recapitalization expenses is $0.3 million related to the accelerated vesting of these shares.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


(11) BALANCE SHEET DETAIL


                                                                             DECEMBER 31,
                                                                           ----------------
                                                                            1997      1996
                                                                           ------    ------
                                                                             (in millions)
          Inventories:
            Raw materials and supplies . . . . . . . . . . . . . . . .     $27.8     $30.9
            Work in process. . . . . . . . . . . . . . . . . . . . . .      12.0      12.7
            Finished goods . . . . . . . . . . . . . . . . . . . . . .      39.7      32.6
                                                                          -------   -------
               Total . . . . . . . . . . . . . . . . . . . . . . . . .     $79.5     $76.2
                                                                          -------   -------
                                                                          -------   -------

            Excess of replacement cost over LIFO inventory cost. . . .      $3.2      $3.0
                                                                          -------   -------
                                                                          -------   -------

          Other current assets:
            Deferred tax assets. . . . . . . . . . . . . . . . . . . .     $18.2     $11.4
            Residual interest in sold accounts receivable. . . . . . .      13.1       1.9
            Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       2.7       2.3
                                                                          -------   -------
               Total . . . . . . . . . . . . . . . . . . . . . . . . .     $34.0     $15.6
                                                                          -------   -------
                                                                          -------   -------

          Property, plant and equipment:
            Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      $8.8      $8.8
            Buildings. . . . . . . . . . . . . . . . . . . . . . . . .      51.2      48.0
            Machinery and equipment. . . . . . . . . . . . . . . . . .     130.2     117.0
            Construction in progress . . . . . . . . . . . . . . . . .      13.4      13.2
            Less accumulated depreciation. . . . . . . . . . . . . . .    (102.3)    (89.6)
                                                                          -------   -------
               Total . . . . . . . . . . . . . . . . . . . . . . . . .    $101.3     $97.4
                                                                          -------   -------
                                                                          -------   -------

          Other assets:
            Deferred financing fees. . . . . . . . . . . . . . . . . .     $21.0      $2.5
            Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      11.1       7.0
                                                                          -------   -------
               Total . . . . . . . . . . . . . . . . . . . . . . . . .     $32.1      $9.5
                                                                          -------   -------
                                                                          -------   -------

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS
     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

     SENIOR SUBORDINATED NOTES
     The fair value of the Company's Subordinated Notes is based on quoted market prices at December 31, 1997.

     CREDIT FACILITIES
     The carrying amount approximates fair value as the rates are tied to the prime rate and LIBOR, which fluctuate based on current market conditions.

     OTHER DEBT
     The carrying amount approximates fair value as rates approximate borrowing rates currently available to the Company for similar loans.

     The estimated fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 1997   DECEMBER 31, 1996
                                         ------------------- --------------------
                                          CARRYING    FAIR    CARRYING      FAIR
                                           AMOUNT     VALUE    AMOUNT      VALUE
                                         ---------  -------- ----------  --------
                                                        (in millions)
    Cash and cash equivalents. . . . .      $29.9     $29.9      $3.9      $3.9
    Senior Subordinated Notes. . . . .      252.7     257.6        --        --
    Credit Facilities. . . . . . . . .      174.5     174.5     121.5     121.5
    Other Debt . . . . . . . . . . . .        2.6       2.6       2.8       2.8



(13) RELATED PARTY TRANSACTIONS

     Financing for the Recapitalization was provided in part by approximately $134.6 million of capital provided by Investcorp, its affiliates and other international investors organized by Investcorp. An affiliate of Investcorp was paid a fee of $5.0 million for services rendered outside of the United States in connection with the raising of the equity capital from the international investors.

     In connection with the Recapitalization, the Company paid Investcorp International, Inc. ("III"), an affiliate of Investcorp, advisory fees aggregating $4.2 million, and Invifin S.A., an affiliate of Investcorp, received fees aggregating $5.8 million for providing a standby commitment to fund the amount of the senior subordinated indebtedness and the Credit Facility. The Company also entered into an agreement for management advisory and consulting services for a five-year term with III, pursuant to which the Company prepaid III $5.0 million upon the consummation of the Recapitalization. This amount is being amortized to expense over the five-year period.

     The Company has in the past entered into agreements or arrangements with affiliates relating to legal services, acquisition services, financing services and consulting arrangements that are described below. The Company believes that the terms and resulting costs of all related party transactions and agreements were no less favorable than those that could have been obtained from non-affiliated parties.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


     The Company shared management, administrative and other services with Eagle pursuant to a Corporate Services Agreement that renewed annually. The fee under this agreement was intended to cover Eagle's expected costs in providing these services to the Company. Total fees paid under this agreement were $1.4 million in 1997, $2.6 million in 1996 and $2.3 million in 1995. As a result of the Recapitalization, the Corporate Services Agreement was terminated. Subsequent to the Merger, the Company paid Eagle $0.3 million in fees for utilization of office space and administrative support. Prior to 1996, the Company participated in an Eagle sponsored self-insurance program that included coverage for medical, workers' compensation, product liability and general liability insurance. The Company reimbursed Eagle for amounts paid on behalf of the Company. Payments made either to Eagle or directly to the third party administrator for Falcon's participation in these shared coverages totaled $17.0 million in the year ended December 31, 1995.

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

     The law firm of Rosenberg & Liebentritt, P.C., of which a former Director is a member, rendered legal services to the Company. The Company paid this law firm $0.4 million in 1997 and $0.1 million in 1996.

     Also see Notes 1 and 5 for other information regarding related party transactions.

(14) COMMITMENTS AND CONTINGENCIES

     The Company conducts manufacturing operations at various leased facilities and also leases warehouses, manufacturing equipment, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $4.9 million, $4.7 million and $3.9 million for the years ended December 31, 1997, 1996, and 1995, respectively.

     Future minimum lease payments required as of December 31, 1997 (in millions):

                    1998 . . . . . . . . . . . . .    $  1.4
                    1999 . . . . . . . . . . . . .       1.0
                    2000 . . . . . . . . . . . . .       1.0
                    2001 . . . . . . . . . . . . .       0.8
                    2002 and thereafter. . . . . .       1.4
                                                     ---------
                                                      $  5.6
                                                     ---------
                                                     ---------

     The Company and certain of its subsidiaries are involved in several lawsuits and environmental matters arising in the ordinary course of business. However, it is the opinion of the Company's management, based upon the advice of legal counsel, that these lawsuits are either without merit, are covered by insurance or are adequately reserved for in the Consolidated Balance Sheets, and the ultimate disposition of pending litigation will not be material in relation to the Company's consolidated financial position or results of operations.

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

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


     The Company is a defendant in a suit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario. The Company is also a defendant in two cases brought by appliance manufacturers. In a lawsuit filed in Pennsylvania, the Company has been sued along with other defendants for reimbursement of costs associated with its corrective action program. In the other lawsuit, the Company and two other defendants have been sued in Massachusetts by seven furnace manufacturers which are seeking damages and declaratory relief for costs expected to be incurred as a result of corrective action programs to be conducted in connection with furnace systems vented with HTPV. The Company has filed and served its own legal action in Michigan against the furnace manufacturers that have filed suit against the Company , and all other identifiable appliance manufacturers that certified HTPV for use with their appliance systems. In that suit, the Company is seeking damages for costs it has incurred and declaratory relief for costs that may be incurred in the future as a result of the conduct of appliance manufacturers that certified their products for use with HTPV. The Company has also been named in a class action lawsuit that has been filed in Tennessee regarding HTPV. In that case, the Company is a defendant along with its principal competitor in the HTPV business, a resin supplier and a furnace manufacturer that has been joined as a representative of a defendant class consisting of all appliance manufacturers. The plaintiffs seek damages on behalf of all persons in the United States with appliance systems that are vented with HTPV.

     The Company has been engaged in discussions with the United States Consumer Product Safety Commission ("CPSC") regarding the use of HTPV in the United States. Additionally, certain appliance manufacturers, the plastic resin manufacturer and the HTPV manufacturer and distributor, including Hart & Cooley, have participated in a non-binding facilitative mediation process, the object of which was to develop and implement a voluntary HTPV corrective action program. The CPSC agreed to delay initiating proceedings mandating a corrective action program while these parties were involved in the mediation process. As a result of the facilitative mediation process, the Company entered into a Corrective Action Program and Settlement Agreement in January 1998, along with 25 appliance manufacturers, an HTPV manufacturer and a resin manufacturer to correct certain HTPV mid-efficiency gas fired appliances with a new venting system. The Corrective Action Program was approved by the CPSC in February 1998. The Settlement Agreement provides for the dismissal of the above referenced litigation in Massachusetts, Pennsylvania and Michigan.

     In 1997, the Company recorded pretax charges of $32.8 million ($20.0 million, net) representing an estimate of its share of the cost of the Corrective Action Program in the United States, resolution of the Canadian litigation, the class action litigation, legal fees and other related costs. The Company estimates that the costs associated with the Corrective Action Program and other related HTPV matters will be expended during the next three years. Actual amounts expended could differ depending on a number of factors including, but not limited to, the estimated replacement cost per unit as well as the number of units replaced.

     With respect to these matters, the Company, on September 16, 1996, filed an action in state court in Illinois against certain insurance carriers. The Company is seeking a declaratory judgment, damages for breach of contract and specific relief requiring the insurance carriers, pursuant to the terms of the Company's insurance policies, to defend and reimburse the Company for costs and legal expenses arising from Ultravent-related claims. The amount at issue cannot be determined at this time. The insurance carriers have denied coverage on a number of grounds and have filed motions to dismiss the Company's lawsuit.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

(15) GUARANTOR SUBSIDIARIES

     The Company's payment obligations under the Notes and the Discount Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by DeVilbiss Air Power Company, Hart & Cooley, Inc., Mansfield Plumbing Products, Inc., SWC Industries, Inc. and Falcon Manufacturing, Inc. (collectively, the "Guarantor Subsidiaries").
Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's only other subsidiary, Falcon Receivable Program, Inc., is a special purpose corporation formed for the Company's accounts receivable securitization program. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the Bank Credit Facility.

     Presented below is condensed consolidating financial information for Falcon Building Products, Inc. ("Parent Company"), the Guarantor Subsidiaries and Falcon Receivable Program, Inc. (the "Non-Guarantor Subsidiary"). In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


(15) GUARANTOR SUBSIDIARIES (CONTINUED)

                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 December 31, 1997
                               (dollars in millions)

                                                                                         NON-
                                                     PARENT        GUARANTOR         GUARANTOR
                                                     COMPANY      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                                     -------      ------------     ------------      ------------      ------------
                                                                     ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . .    $ 29.1         $   0.7           $  0.1            $  --             $ 29.9
     Inventories, net. . . . . . . . . . . . . . .       --             79.5             --                 --               79.5
     Other current assets. . . . . . . . . . . . .       1.1            19.8             13.1               --               34.0
                                                      ------         -------          --------           -------          --------
     Total current assets. . . . . . . . . . . . .      30.2           100.0             13.2               --              143.4

Property, plant and equipment, net . . . . . . . .       0.2           101.1             --                 --              101.3
Goodwill . . . . . . . . . . . . . . . . . . . . .      --              57.0             --                 --               57.0
Investment in and advances
     to/from subsidiaries. . . . . . . . . . . . .     174.4          (135.5)            (7.6)            (31.3)              --
Other long-term assets . . . . . . . . . . . . . .      27.4             4.7              --                --               32.1
                                                     --------        --------         --------           -------          --------
     Total assets. . . . . . . . . . . . . . . . .    $232.2         $ 127.3             $5.6            $(31.3)           $333.8
                                                     --------        --------         --------           -------          --------
                                                     --------        --------         --------           -------          --------

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion long-term debt. . . . . . . .      $1.0            $0.5           $  --             $  --               $1.5
     Accounts payable. . . . . . . . . . . . . . .       0.3            33.7              --                --               34.0
     Accrued liabilities . . . . . . . . . . . . .      14.2            29.0              --                --               43.2
                                                     --------        --------         --------           -------          --------
     Total current liabilities . . . . . . . . . .      15.5            63.2              --                --               78.7

Long term debt . . . . . . . . . . . . . . . . . .     426.2             2.1              --                --              428.3
Other long-term liabilities. . . . . . . . . . . .       4.2            36.3              --                --               40.5
                                                     --------        --------         --------           -------          --------
     Total liabilities . . . . . . . . . . . . . .     445.9           101.6              --                --              547.5
                                                     --------        --------         --------           -------          --------
Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . .       0.1            --                --                --                0.1
     Additional paid-in capital. . . . . . . . . .       --             42.9              6.5             (49.4)              --
     Retained earnings (deficit) . . . . . . . . .    (211.8)          (17.2)            (0.9)             18.1            (211.8)
     Other . . . . . . . . . . . . . . . . . . . .      (2.0)            --               --                --               (2.0)
                                                     --------        --------         --------           -------          --------
     Total stockholders' equity (deficit). . . . .    (213.7)           25.7              5.6             (31.3)           (213.7)
                                                     --------        --------         --------           -------          --------
Total liabilities and stockholders' equity . . . .    $232.2         $ 127.3           $  5.6            $(31.3)           $333.8
                                                     --------        --------         --------           -------          --------
                                                     --------        --------         --------           -------          --------

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

(15) GUARANTOR SUBSIDIARIES (CONTINUED)

                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 December 31, 1996
                               (dollars in millions)

                                                                                       NON-
                                                     PARENT        GUARANTOR        GUARANTOR
                                                     COMPANY      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                                     -------      ------------     ------------      ------------      ------------
                                                                     ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . .      $2.6            $1.3             $--               $ --           $  3.9
     Inventories, net. . . . . . . . . . . . . . .      --              76.2              --                 --             76.2
     Other current assets. . . . . . . . . . . . .       0.6            13.1              1.9                --             15.6
                                                      ------          ------             ----              ------         ------
     Total current assets. . . . . . . . . . . . .       3.2            90.6              1.9                --             95.7

Property, plant and equipment, net . . . . . . . .      --              97.4              --                 --             97.4
Goodwill . . . . . . . . . . . . . . . . . . . . .      --              59.1              --                 --             59.1
Investment in and advances
     to/from subsidiaries. . . . . . . . . . . . .     147.1           (97.5)             2.0               (51.6)          --
Other long-term assets . . . . . . . . . . . . . .       5.5             3.8              0.2                --              9.5
                                                      ------          ------             ----              -------        ------
     Total assets. . . . . . . . . . . . . . . . .    $155.8          $153.4             $4.1              $(51.6)        $261.7
                                                      ------          ------             ----              -------        ------
                                                      ------          ------             ----              -------        ------

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion long-term debt. . . . . . . .     $15.0            $0.2            $--                 $--            $15.2
     Accounts payable. . . . . . . . . . . . . . .       4.8            45.2              0.1                --             50.1
     Accrued liabilities . . . . . . . . . . . . .      (1.9)           32.8             --                  --             30.9
                                                      ------          ------            -----              ------         ------
     Total current liabilities . . . . . . . . . .      17.9            78.2              0.1                --             96.2

Long term debt . . . . . . . . . . . . . . . . . .     106.5             2.6             --                  --            109.1
Other long-term liabilities. . . . . . . . . . . .       3.0            25.5             --                  --             28.5
                                                      ------          ------            -----              ------         ------
     Total liabilities . . . . . . . . . . . . . .     127.4           106.3              0.1                --            233.8
                                                      ------          ------            -----              ------         ------

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . . .       0.2            --               --                  --              0.2
     Additional paid-in capital. . . . . . . . . .      18.0            42.9              5.0               (47.9)          18.0
     Retained earnings (deficit) . . . . . . . . .      12.8             4.7             (1.0)               (3.7)          12.8
     Other . . . . . . . . . . . . . . . . . . . .      (2.6)           (0.5)            --                  --             (3.1)
                                                      -------         -------           ------             -------        -------
     Total stockholders' equity (deficit). . . . .      28.4            47.1              4.0               (51.6)          27.9
                                                      -------         -------           ------             -------        -------
Total liabilities and stockholders' equity . . . .    $155.8          $153.4             $4.1              $(51.6)        $261.7
                                                      -------         -------           ------             -------        -------
                                                      -------         -------           ------             -------        -------

FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
DECEMBER 31, 1997

(15) GUARANTOR SUBSIDIARIES (CONTINUED)

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                            YEAR ENDED DECEMBER 31, 1997
                                (dollars in millions)

                                                                                      NON-
                                                      PARENT        GUARANTOR        GUARANTOR
                                                     COMPANY      SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                                     -------      ------------     ------------      ------------      ------------
Net sales. . . . . . . . . . . . . . . . . . . . .     $--            $686.4             $--               $--              $686.4
Cost of sales. . . . . . . . . . . . . . . . . . .      --             576.5              --                --               576.5
                                                     --------     ------------     ------------      ------------      -----------
     Gross earnings. . . . . . . . . . . . . . . .      --             109.9              --                --               109.9
Selling and administrative expenses. . . . . . . .       5.9            51.8              --                --                57.7
Securitization expense . . . . . . . . . . . . . .       5.8            --                (1.8)             --                 4.0
Ultravent expense. . . . . . . . . . . . . . . . .      --              32.8              --                --                32.8
Recapitalization expense . . . . . . . . . . . . .      36.3            --                --                --                36.3
                                                     --------     ------------     ------------      ------------      -----------
     Operating income (loss) . . . . . . . . . . .     (48.0)           25.3               1.8              --               (20.9)
Corporate allocation . . . . . . . . . . . . . . .     (60.0)           60.0              --                --                --
Net interest expense . . . . . . . . . . . . . . .      26.7             0.2               1.6              --                28.5
                                                     --------     ------------     ------------      ------------      -----------
Income (loss) before income taxes. . . . . . . . .     (14.7)          (34.9)              0.2              --               (49.4)
Provision (benefit) for income taxes . . . . . . .       0.9           (12.9)             --                --               (12.0)
                                                     --------     ------------     ------------      ------------      -----------
Income (loss) before equity in income (loss) of
     consolidated subsidiaries and extraordinary
       item. . . . . . . . . . . . . . . . . . . .     (15.6)          (22.0)              0.2              --               (37.4)
Equity in income of consolidated subsidiaries. . .     (21.8)           --                --                21.8              --
                                                     --------     -----------      ------------      ------------      -----------
Income (loss) before extraordinary item. . . . . .     (37.4)          (22.0)              0.2              21.8             (37.4)
Extraordinary item:
     Early extinguishment of debt net of income
       tax benefit of $0.9 million . . . . . . . .      (1.5)           --                --                --                (1.5)
                                                     --------     -----------      ------------      ------------      -----------
Net income (loss). . . . . . . . . . . . . . . . .    $(38.9)         $(22.0)             $0.2             $21.8            $(38.9)
                                                     --------     -----------      ------------      ------------      -----------
                                                     --------     -----------      ------------      ------------      -----------

                                      39

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

(15) GUARANTOR SUBSIDIARIES (CONTINUED)

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                            YEAR ENDED DECEMBER 31, 1996
                                (dollars in millions)

                                                                                   NON-
                                                     PARENT      GUARANTOR      GUARANTOR
                                                     COMPANY   SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS      CONSOLIDATED
                                                    --------- --------------  ------------- ---------------   ---------------

Net sales. . . . . . . . . . . . . . . . . . . . .     $--         $633.2           $--           $--              $633.2
Cost of sales. . . . . . . . . . . . . . . . . . .      --          513.6            --            --               513.6
                                                    --------- --------------  ------------- ---------------   ---------------
     Gross earnings. . . . . . . . . . . . . . . .      --          119.6            --            --               119.6
Selling and administrative expenses. . . . . . . .       5.6         48.3            --            --                53.9
Securitization expense . . . . . . . . . . . . . .       4.3         --             (0.2)          --                 4.1
Ultravent expenses . . . . . . . . . . . . . . . .      --            1.8            --            --                 1.8
                                                    --------- --------------  ------------- ---------------   ---------------
     Operating income (loss) . . . . . . . . . . .      (9.9)        69.5            0.2           --                59.8
Corporate allocation . . . . . . . . . . . . . . .     (20.4)        20.4            --            --               --
Net interest expense . . . . . . . . . . . . . . .       9.5          0.3            1.2           --                11.0
                                                    --------- --------------  ------------- ---------------   ---------------
Income (loss) before income taxes. . . . . . . . .       1.0         48.8           (1.0)          --                48.8
Provision (benefit) for income taxes . . . . . . .      (0.9)        19.7            --            --                18.8
                                                    --------- --------------  ------------- ---------------   ---------------
Income (loss) before equity in income of
     consolidated subsidiaries . . . . . . . . . .       1.9         29.1           (1.0)          --                30.0
Equity in income of consolidated subsidiaries. . .      28.1         --              --          (28.1)             --
                                                    --------- --------------  ------------- ---------------   ---------------
Net income (loss). . . . . . . . . . . . . . . . .     $30.0        $29.1          $(1.0)       $(28.1)             $30.0
                                                    --------- --------------  ------------- ---------------   ---------------
                                                    --------- --------------  ------------- ---------------   ---------------


                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997

(15) GUARANTOR SUBSIDIARIES (CONTINUED)

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                            YEAR ENDED DECEMBER 31, 1995
                                (dollars in millions)


                                                                                  NON-
                                                     PARENT      GUARANTOR     GUARANTOR
                                                     COMPANY   SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      CONSOLIDATED
                                                    --------- --------------  ------------- ---------------   ---------------
Net sales. . . . . . . . . . . . . . . . . . . . .     $--         $471.3          $--            $--             $471.3
Cost of sales. . . . . . . . . . . . . . . . . . .      --          378.5           --             --              378.5
                                                    --------- --------------  ------------- ---------------   ---------------
     Gross earnings. . . . . . . . . . . . . . . .      --           92.8           --             --               92.8
Selling and administrative expenses. . . . . . . .       4.5         38.9           --             --               43.4
Securitization expense . . . . . . . . . . . . . .       3.3         --             --             --                3.3
Ultravent expense. . . . . . . . . . . . . . . . .      --            0.3           --             --                0.3
                                                    --------- --------------  ------------- ---------------   ---------------
     Operating income (loss) . . . . . . . . . . .      (7.8)        53.6           --             --               45.8
Corporate allocation . . . . . . . . . . . . . . .     (16.8)        16.8           --             --               --
Net interest expense . . . . . . . . . . . . . . .      10.7         (0.7)          --             --               10.0
                                                    --------- --------------  ------------- ---------------   ---------------
Income (loss) before income taxes. . . . . . . . .      (1.7)        37.5           --             --               35.8
Provision (benefit) for income taxes . . . . . . .      (0.9)        14.6           --             --               13.7
                                                    --------- --------------  ------------- ---------------   ---------------
Income (loss) before equity in income of
     consolidated subsidiaries . . . . . . . . . .      (0.8)        22.9           --             --               22.1
Equity in income of consolidated subsidiaries. . .      22.9         --             --           (22.9)             --
                                                    --------- --------------  ------------- ---------------   ---------------
Net income . . . . . . . . . . . . . . . . . . . .     $22.1        $22.9          $--          $(22.9)            $22.1
                                                    --------- --------------  ------------- ---------------   ---------------
                                                    --------- --------------  ------------- ---------------   ---------------


                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


(15) GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended December 31, 1997
                               (dollars in millions)


                                                                                   NON-
                                                      PARENT      GUARANTOR      GUARANTOR
                                                      COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from operating activities . . . . . . .     $41.5       $(19.5)        $(11.1)         $--            $10.9
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from investing activities:
     Capital expenditures. . . . . . . . . . . . .      (0.2)       (18.9)          --             --            (19.1)
     Other . . . . . . . . . . . . . . . . . . . .      (0.6)         0.1            0.2           --             (0.3)
                                                   ------------  -------------  ------------  -------------  -------------
     Net cash used in investing activities . . . .      (0.8)       (18.8)           0.2           --            (19.4)
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from financing activities:
     Advances (to) from affiliate. . . . . . . . .     (49.1)        38.0           11.1           --             --
     Proceeds from senior credit facilities. . . .     175.0         --             --             --            175.0
     Repayment of senior credit facilities . . . .    (138.8)        --             --             --           (138.8)
     Issuance of senior subordinated debt. . . . .     247.0         --             --             --            247.0
     Issuance of common stock. . . . . . . . . . .     134.6         --             --             --            134.6
     Retirement of common stock. . . . . . . . . .    (338.0)        --             --             --           (338.0)
     Payment of Recapitalization fees and
        expenses . . . . . . . . . . . . . . . . .     (61.8)        --             --             --            (61.8)
     Net borrowings on debt. . . . . . . . . . . .      16.8         (0.3)          --             --             16.5
                                                   ------------  -------------  ------------  -------------  -------------
     Net cash from financing activities. . . . . .     (14.3)        37.7           11.1           --             34.5
                                                   ------------  -------------  ------------  -------------  -------------
Change in cash and cash equivalents. . . . . . . .      26.4         (0.6)           0.2           --             26.0
Cash and cash equivalents, beginning
     of period . . . . . . . . . . . . . . . . . .       2.6          1.3           --             --              3.9
                                                   ------------  -------------  ------------  -------------  -------------
Cash and cash equivalents, end of period . . . . .     $29.0         $0.7           $0.2          $--            $29.9
                                                   ------------  -------------  ------------  -------------  -------------
                                                   ------------  -------------  ------------  -------------  -------------

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


(15) GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended December 31, 1996
                               (dollars in millions)

                                                                                     NON-
                                                     PARENT         GUARANTOR     GUARANTOR
                                                     COMPANY       SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                                   -------------  -------------  ------------  -------------  -------------
Cash flows from operating activities . . . . . . .     $11.5          $6.6           $23.0         $--            $41.1
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from investing activities:
     Purchase of businesses. . . . . . . . . . . .      --           (18.8)           --            --            (18.8)
     Capital expenditures. . . . . . . . . . . . .      --           (20.0)           --            --            (20.0)
     Other . . . . . . . . . . . . . . . . . . . .       0.5          (0.1)           (0.2)         --              0.2
                                                   ------------  -------------  ------------  -------------  -------------
     Net cash used in investing activities . . . .       0.5         (38.9)           (0.2)         --            (38.6)
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from financing activities:
     Advances (to) from affiliate. . . . . . . . .      (9.6)         32.4           (22.8)         --             --
     Net borrowings on debt. . . . . . . . . . . .       0.5          (0.2)           --            --              0.3
                                                   ------------  -------------  ------------  -------------  -------------
     Net cash from financing activities. . . . . .      (9.1)         32.2           (22.8)         --              0.3
                                                   ------------  -------------  ------------  -------------  -------------
Change in cash and cash equivalents. . . . . . . .       2.9          (0.1)           --            --              2.8
Cash and cash equivalents, beginning
     of period . . . . . . . . . . . . . . . . . .      (0.3)          1.4            --            --              1.1
                                                   ------------  -------------  ------------  -------------  -------------
Cash and cash equivalents, end of period . . . . .      $2.6          $1.3           $--           $--             $3.9
                                                   ------------  -------------  ------------  -------------  -------------
                                                   ------------  -------------  ------------  -------------  -------------

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997


(15) GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended December 31, 1995
                               (dollars in millions)

                                                                                   NON-
                                                     PARENT       GUARANTOR      GUARANTOR
                                                     COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from operating activities . . . . . . .     $4.6          $14.8          $--            $--           $19.4
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from investing activities:
     Purchase of businesses. . . . . . . . . . . .     --            (10.4)          --             --           (10.4)
     Capital expenditures. . . . . . . . . . . . .     --            (16.4)          --             --           (16.4)
     Other . . . . . . . . . . . . . . . . . . . .     (0.9)          (1.3)          --             --            (2.2)
                                                   ------------  -------------  ------------  -------------  -------------
     Net cash used in investing activities . . . .     (0.9)         (28.1)          --             --           (29.0)
                                                   ------------  -------------  ------------  -------------  -------------
Cash flows from financing activities:
     Advances (to) from affiliate. . . . . . . . .    (14.1)          14.1           --             --            --
     Net borrowings on debt. . . . . . . . . . . .      8.5           --             --             --             8.5
                                                   ------------  -------------  ------------  -------------  -------------
     Net cash from financing activities. . . . . .     (5.6)          14.1           --             --             8.5
                                                   ------------  -------------  ------------  -------------  -------------
Change in cash and cash equivalents. . . . . . . .     (1.9)           0.8           --             --            (1.1)
Cash and cash equivalents, beginning
     of period . . . . . . . . . . . . . . . . . .      1.6            0.6           --             --             2.2
                                                   ------------  -------------  ------------  -------------  -------------
Cash and cash equivalents, end of period . . . . .    $(0.3)          $1.4          $--            $--            $1.1
                                                   ------------  -------------  ------------  -------------  -------------
                                                   ------------  -------------  ------------  -------------  -------------

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1997



(16) BUSINESS SEGMENT INFORMATION

     The Company's current operations are in one industry segment, building and construction related products, serving the residential and commercial construction and home improvement markets. These businesses are influenced primarily by housing starts, construction and remodeling activity and consumer spending.

     The Company's export sales are less than 10% of total revenues. Sales to Sears, Roebuck and Co. accounted for 13.2%, 13.3% and 17.7% of total net sales for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's revenues and identifiable assets are predominantly related to its U.S. operations and no one other geographic area accounts for more than 10% of total revenue or 10% of total assets.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", which requires the reporting of selected segment information and entity-wide disclosures about products and services, major customers, and the countries in which the entity holds assets and reports revenues. The Company is evaluating the effect of adoption of SFAS 131, which is effective for financial statement periods beginning after December 15, 1997.

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           SUPPLEMENTARY FINANCIAL DATA
                                    (UNAUDITED)



QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited interim results of operations for December 31, 1997 and 1996 (in millions).

                                    QUARTER ENDED       QUARTER ENDED       QUARTER ENDED       QUARTER ENDED
                                      MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                                 ------------------  ------------------  ------------------  ------------------
                                   1997      1996      1997      1996      1997      1996      1997      1996
                                 --------  --------  --------  --------  --------  --------  --------  --------
Net sales. . . . . . . . . . .    $160.2    $144.4    $195.7    $168.4    $172.7    $162.7    $157.8    $157.7
Gross earnings(1). . . . . . .      28.2      26.8      36.8      32.2      29.1      30.6      15.8      30.0
Income (loss)
  before extra-
  ordinary item. . . . . . . .       6.1       5.4     (18.4)      8.1       0.8       8.0     (25.9)      8.5
Net income (loss)(2)(3). . . .       6.1       5.4     (19.9)      8.1       0.8       8.0     (25.9)      8.5

------------------------------------------

(1) Gross earnings for the quarter ended December 31, 1997 reflects $12.4 million of costs associated with pressure washer returns including an $8.0 million non-cash charge.

(2) Net income (loss) for the quarter ended June 30, 1997 reflects after tax charges of $28.4 million relating to the Recapitalization and an extraordinary charge of $1.5 million related to the early extinguishment of debt associated with the Recapitalization.

(3) Net income (loss) for the quarter ended December 31, 1997 reflects after tax charges of $19.0 million related to Ultravent-Registered Trademark-.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                      PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 1, 1998, position, offices and certain information with respect to the executive officers and Directors of the Company. The term of office of each executive will expire upon the appointment of his successor by the Board of Directors.

William K. Hall, 54 . . . . . .   President, Chief Executive Officer and
                                  Director of Falcon since 1994; Chairman
                                  of the Board of Directors of Falcon since June
                                  1997; President from 1988 and Chief Executive
                                  Officer and Director from 1990 to June 1997 of
                                  Eagle; Director of GenCorp and A.M. Castle.

William E. Allen, 53 . . . . . .   President of DeVilbiss Air Power Company, a
                                  subsidiary of Falcon, since 1989.

Gus J. Athas, 61  . . . . . . .   Executive Vice President - Administration of
                                  Falcon since June 1997; Senior Vice President,
                                  General Counsel and Secretary of Falcon since
                                  1994; Senior Vice President of GAMI from 1995
                                  to June 1997; Served in various capacities at
                                  Eagle from 1987 to June 1997 including Senior
                                  Vice President (and prior thereto Vice
                                  President), General Counsel, and Secretary
                                  (and prior thereto Assistant Secretary) from
                                  1995 to June 1997.

Sam A. Cottone, 57  . . . . . .   Executive Vice President and Director of
                                  Falcon since June 1997; Chief Financial
                                  Officer of Falcon  since  1994; Senior Vice
                                  President - Finance and Treasurer of Falcon
                                  from 1994 to June 1997; Senior Vice President
                                  of GAMI from 1995 to June 1997; Senior Vice
                                  President-Finance, Chief Financial Officer
                                  and Director of Eagle from 1993 to 1995;
                                  Partner with Arthur Andersen LLP from 1973 to
                                  1993.

Edward G. Finnegan, Jr., 36 . .   Vice President-Operations and Corporate
                                  Development of Falcon since January 1996;
                                  Served in various non-executive capacities at
                                  Eagle, Equity Group Investments, Inc., and EGI
                                  Corporate Investments, Inc. from 1988 to 1996.

Joseph W. Harbrecht, 53 . . . .   President of Mansfield Plumbing Products,
                                  Inc., a subsidiary of Falcon, since December
                                  1997. President, Amana Home Appliances of the
                                  Raytheon Appliance Company from 1996 to 1997;
                                  Served in various capacities at the Kohler
                                  Company from 1981 to 1996 including President,
                                  Kohler Plumbing North America from 1993 to
                                  1996.

Lawrence B. Lee, 55 . . . . . .   President of Hart & Cooley, Inc., a subsidiary
                                  of Falcon, since 1985.

Anthony J. Navitsky, 41 . . . .   Vice President-Finance & Treasurer of Falcon
                                  since March 1997. Served as Vice President and
                                  Treasurer of Eagle from 1990 to 1997 and as
                                  Vice President and Controller of GAMI from
                                  1983 to 1990.

Christopher J. O'Brien, 39. . .   Director of Falcon since June 1997; Executive
                                  of Investcorp or one or more of its wholly
                                  owned subsidiaries since December 1993;
                                  Managing Director of Mancuso & Company from
                                  1989 to 1993; Director of Simmons Holdings,
                                  Inc., Star Markets Holdings, Inc., CSK Auto
                                  Corporation, and the William Carter Company.


Charles J. Philippin, 47. . . .   Director of Falcon since June 1997; Executive
                                  of Investcorp or one or more of its wholly
                                  owned subsidiaries since July 1994; partner
                                  with Coopers & Lybrand L.L.P. from 1982 to
                                  1994; Director of Saks Holdings, Inc., CSK
                                  Auto Corporation, and the William Carter
                                  Company.

Christopher J. Stadler, 33. . .   Director of Falcon since June 1997; Executive
                                  of Investcorp or one or more of its wholly
                                  owned subsidiaries since April 1, 1996. Prior
                                  to joining Investcorp, Mr. Stadler was a
                                  director with CS First Boston Corporation.
                                  Director of CSK Auto Corporation, and The
                                  William Carter Company.

ITEM 11.       EXECUTIVE COMPENSATION

          The following tables set forth information about the compensation of the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):


                          SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                           COMPENSATION AWARDS
                                                                                         ------------------------
                                                                                          SECURITIES   ALL OTHER
                                                            ANNUAL COMPENSATION          UNDERLYING    COMPEN-
                                                     ----------------------------------    OPTIONS      SATION
 NAME AND PRINCIPAL POSITIONS                         YEAR    SALARY($)   BONUS ($)(2)       (#)        ($)(3)
------------------------------                       ------  ----------- --------------  -----------  -----------
 William K. Hall (1) . . . . . . . . . . . . . . .    1997     425,000       83,333        241,271     706,415
    President and Chief Executive Officer             1996     250,000      271,200         43,300       6,410
                                                      1995     241,551           --         53,300       6,200

 William E. Allen (4)  . . . . . . . . . . . . . .    1997     226,768       63,804         51,706     817,830
    President, DeVilbiss Air Power Co.                1996     186,162      208,157         19,500      11,402
                                                      1995     171,102       50,117         22,100      12,399

 Gus J. Athas (1)(5) . . . . . . . . . . . . . . .    1997     252,692       37,500         86,168     306,415
    Executive Vice President, General Counsel         1996     144,731      122,040         32,200       6,410
     and Secretary                                    1995     126,174           --         40,000       6,200

 Sam A. Cottone (1)(5) . . . . . . . . . . . . . .    1997     275,000       37,500        120,636     306,415
    Executive Vice President-Finance, Treasurer       1996     144,731      122,040         32,200       6,410
     and Chief Financial Officer                      1995     136,048           --         40,000       6,200

 Lawrence B. Lee . . . . . . . . . . . . . . . . .    1997     210,603       52,818         51,701     411,830
    President, Hart & Cooley, Inc.                    1996     194,750       73,148         18,450       8,960
                                                      1995     185,562           --         22,100      12,399


---------------------------------
(1) For periods prior to the Recapitalization, the annual compensation and all other compensation (except for the transaction incentive bonus discussed in Note 3 below) shown for Messrs. Hall, Athas and Cottone represents 50% of such compensation paid to them by a subsidiary of Eagle and reimbursed by the Company.

(2) Partial year bonuses were paid in June 1997 based on Company performance through the date of the Recapitalization. No bonuses were earned or paid for the remainder of 1997.

(3) All other compensation includes transaction incentive bonuses of $700,000, $500,000, $300,000, $300,000 and $399,000 paid to the above named officers, respectively, upon consummation of the Recapitalization. The remaining amounts include amounts contributed to an employee savings plan and accrued under an unfunded supplemental plan.

(4) In addition to the compensation discussed in footnote (3) above, All Other Compensation for Mr. Allen includes a $275,000 payment for a three-year non-competition agreement.

(5) In connection with the Recapitalization, Messrs. Athas and Cottone were named Executive Vice Presidents. Prior to such time, Messrs. Athas and Cottone were Senior Vice Presidents of the Company.

                           OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                                     AT ASSUMED ANNUAL RATES
                                                                                                  OF STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                                    FOR OPTION TERM
                         -----------------------------------                                 -----------------------------------
                             NUMBER OF          % OF TOTAL                                          5% ($)            10% ($)
                             SECURITIES           OPTIONS                                          (ASSUMES          (ASSUMES
                             UNDERLYING         GRANTED TO      EXERCISE OR                      $28.91 PRICE      $46.04 PRICE
                              OPTIONS          EMPLOYEES IN     BASE PRICE        DATE OF         AT END OF          AT END OF
                          GRANTED (#) (1)       FISCAL YEAR      ($/SHARE)       EXPIRATION     10 YEARS) (2)      10 YEARS) (2)
                         ----------------     -------------    ------------    ------------   ---------------    -----------------
William K. Hall. . . . .    241,271               27.7%            17.75          7/17/07         2,721,309         6,912,656
William E. Allen . . . .     51,706                5.9%            17.75          7/17/07           583,195         1,481,429
Gus J. Athas . . . . . .     86,168                9.9%            17.75          7/17/07           971,894         2,469,799
Sam A. Cottone . . . . .    120,636               13.9%            17.75          7/17/07         1,360,660         3,456,342
Lawrence B. Lee. . . . .     51,701                5.9%            17.75          7/17/07           583,139         1,481,285

--------------------
(1) Options are for Class C Stock and vest immediately upon the seventh anniversary of the grant with the possibility of accelerated vesting based, in part, on the achievement of an annual EBITDA amount and in part on the achievement of certain investment targets as defined in the plan.

(2) These numbers are for presentation purposes only and are not predictions of future stock prices.


                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                          AND FISCAL YEAR OPTION VALUE



                                                                            NUMBER OF
                                                                            SECURITIES              VALUE OF
                                                                            UNDERLYING            UNEXERCISED
                                                                            UNEXERCISED           IN-THE-MONEY
                                                                            OPTIONS AT             OPTIONS AT
                                                                             FY-END (#)             FY-END ($)
                            SHARES ACQUIRED ON           VALUE             EXERCISABLE/           EXERCISABLE/
                              EXERCISE (#)(1)      REALIZED ($)(1)        UNEXERCISABLE        UNEXERCISABLE(2)
                          ---------------------   ----------------       ---------------      ------------------
 William K. Hall . . .           136,600              902,447               0/241,271              0 / N/A
 William E. Allen  . .            56,600              373,095               0/51,706               0 / N/A
 Gus J. Athas  . . . .           102,200              675,618               0/86,168               0 / N/A
 Sam A. Cottone  . . .           102,200              675,618               0/120,636              0 / N/A
 Lawrence B. Lee . . .            56,850              378,566               0/51,701               0 / N/A

------------------------
(1) Upon consummation of the Merger, all options outstanding became immediately exercisable and were redeemed at the difference between $17.75 and the exercise price of the option.

(2) As there is no public trading market for the Company's common stock, the value of In-The-Money Options is not determinable.


                                 PENSION PLAN TABLE

     The Falcon Cash Balance Pension Plan is a qualified "cash balance" defined benefit plan that covers eligible salaried and hourly employees of Falcon and its subsidiaries that adopt the plan. Prior to the Recapitalization, certain officers of the Company participated in an Eagle sponsored Cash Balance Plan which mirrored the Falcon Cash Balance Plan (collectively the "Pension Plans"). The normal form of retirement benefit under the Pension Plans is an annuity payable at age 65 (the normal retirement age), although, in lieu of an annuity, a participant may elect to receive a lump sum payment at retirement or other termination of service. A participant's benefit is based on an account balance, which is the sum of 5% of the participant's compensation for each of the first 15 years of service and 6.5% of compensation for each year of service thereafter. The account balances are further credited with interest. The interest credit is based on the One Year Treasury Constant Maturities as published in the Federal Reserve Statistical Release over the one month period ending on the November 30 immediately preceding the applicable plan year. The interest rate for the plan year ending December 31, 1997 was 5.5%. Covered compensation includes salary, annual bonus, 401(k) deferrals and overtime, but excludes long-term incentive compensation.

     The estimated annual annuity benefits payable under the Pension Plans at normal retirement are $17,432 , $47,884 , $4,828, $9,269 and $41,643 for
Messrs. Hall, Allen, Athas, Cottone, and Lee, respectively at December 31, 1997. Prior to the Recapitalization, the Company bore 50% of the current costs of these benefits for Messrs. Hall, Cottone and Athas pursuant to the Corporate Services Agreement described below. The Corporate Services Agreement was terminated in connection with the Recapitalization and the Company now bears all of the costs associated with these benefits.

                             COMPENSATION OF DIRECTORS

     The Company does not pay any additional remuneration to its employees or to executives of Investcorp for serving as directors, although such directors are reimbursed for expenses incurred in attending board meetings.

                      EMPLOYMENT CONTRACTS AND TERMINATION OF
                   EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Messrs. Hall, Cottone and Athas have entered into employment agreements with the Company, effective as of the consummation of the Recapitalization (collectively, the "Employment Agreements"). Under the terms of the Employment Agreements, Mr. Hall serves as Chairman, President and Chief Executive Officer and receives a minimum base salary payable at an annual rate of $600,000, subject to adjustment. Mr. Cottone serves as Executive Vice President and Chief Financial Officer and receives a minimum base salary payable at an annual rate of $400,000, subject to adjustment, and Mr. Athas serves as Executive Vice President - Administration, General Counsel and Secretary and receives a minimum base salary payable at an annual rate of $330,000, subject to adjustment.

     The Employment Agreements also provide (i) for an annual bonus to be paid to the officers in accordance with goals to be mutually agreed upon by the Company and such officers, (ii) that the Company will establish a funded supplemental executive retirement plan for Messrs. Cottone and Athas, (iii) the receipt of 10-year stock options, (iv) that such officers have certain rights to "put" to the Company and the Company has certain rights to "call" from such officers unrestricted share of Falcon capital stock owned by such officers and certain vested stock options held by such officers, and (v) that such officers are each required to own a specific percentage of shares of Falcon capital stock.

     Each Employment Agreement is subject to a fixed term, unless earlier terminated by the Company or an officer. If an Employment Agreement is terminated by the Company, the termination is not effective until the later of June 17, 2000 or two years after the notice of termination, unless the termination is for "Good Cause". If an Employment Agreement is terminated by an officer, the termination is not effective until 60 days after the notice of termination. Under the Employment Agreements if the Company terminates the employment of an officer without Good Cause or the officer terminates his employment for "Good Reason", the officer is entitled to receive severance benefits which include (i) the ability to exercise vested and outstanding stock options for the period ending on the earlier of the date that is 18 months from the date his employment is terminated or the specific expiration date stated in the options and (ii) for the period ending on the later of June 17, 2000 or two years after notice of such termination, payment of the officer's base compensation at the rate most recently determined and an annual bonus in an amount equal to the bonus that would be paid if then targeted goals were achieved; the continuation of health, life and disability benefits; the provision of office space and secretarial services; the reimbursement for outplacement services; and the full vesting in all retirement and savings plans. If the officer dies while he is receiving severance benefits, such benefits will continue to be paid to his spouse, and if such spouse subsequently dies, to the officer's estate.

     "Good Cause" is defined as (i) the officer's conviction of any embezzlement or any felony involving fraud or breach of trust relating to the performance of the officer's duties, (ii) the officer's willful engagement in gross misconduct in the performance of his duties, (iii) the officer's death, or (iv) permanent disability which materially impairs the officer's performance of his duties.

     "Good Reason" exists if (i) the Company continues a reduction in compensation or expenditures for benefit plans, relocates outside the Chicago area or commits another material breach of the Employment Agreement for more than 30 days after being notified by the officer of such breach provided the officer has given notice to the Company within 30 days of first becoming aware of the facts constituting such breach, (ii) the Company gives the officer a notice of termination without Good Cause provided the officer terminates the Employment Agreement within 30 days of receiving such notice, (iii) a "change in control" occurs and the officer's employment is terminated by either party for any reason other than Good Cause, or (iv) the officer retires from the Company on a date that is mutually agreed upon by the Company and the officer.

     The Company has entered into agreements with each of Messrs. Allen and Lee and Joseph W. Harbrecht, President of Mansfield Plumbing Products, Inc., a subsidiary of the Company, that provide benefits in the event that the executives' employment is terminated, other than by reason of death, disability, Voluntary Termination or Termination with Cause (as defined in the agreements) within two years following a change in control of ownership of the subsidiary employer or the Company that occurs prior to September 30, 1997 for Messrs. Allen and Lee and December 10, 1999 for Mr. Harbrecht. Upon a covered termination, the executive will be entitled to receive a payment equal to two times the sum of base salary and bonus in effect at the time of termination. In addition, the Company will provide up to one year of outplacement assistance and will pay the executive's cost of continuing certain health care benefits for up to two years. Similar agreements have been entered into with twenty-three other employees of the Company's subsidiaries which provide for a lump sum payment equal to six to 18 months of the employee's base salary plus bonus at the time of such employee's termination and the Company's payment of the costs for continuation of certain benefits for a specified period of time after such employee's termination.

                               COMPENSATION COMMITTEE
                        INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the consummation of the Recapitalization, the Board of Directors of Falcon consisted of Mr. Hall, Rod F. Dammeyer, Bradbury Dyer, III, Philip C. Kantz, Sheli Z. Rosenberg, Richard G. Sim, Robert L. Smialek and B. Joseph White. Of this group, only Mr. Hall currently serves as a director of the Company.

     Prior to the consummation of the Recapitalization, the Compensation Committee of the Board of Directors determined the Company's policy with respect to the nature and amount of all compensation of the Company's executive
officers.   Prior to the consummation of the Recapitalization, the Compensation
Committee was comprised of Messrs. Dammeyer, Kantz and White.

     Prior to the consummation of the Recapitalization, the following relationships existed: Mr. Hall, President and Chief Executive Officer of Falcon was a member of the Board of Directors of GAMI and the Chief Executive Officer and a director of its subsidiary, Eagle; Mr. Dammeyer was the Chief Executive Officer and a director of GAMI and Chairman of the Board of Directors
of Eagle.  EHL owned 100% of the outstanding common stock of GAMI.   GAMI owned
100% of the outstanding common stock of Eagle. EHL's sole general partners were the Samuel Zell Revocable Trust and the Robert H. and Ann Lurie Trust; Mr. Zell was the trustee of the Zell Trust; Ms. Rosenberg and Ms. Lurie were co-trustees of the Robert H. and Ann Lurie Trust; Messrs. Athas and Cottone were executive officers and directors of the Company and were executive officers of GAMI and Eagle and in the case of Mr. Cottone, a director of Eagle. Mr. Dyer was a director of GAMI.

     Prior to the consummation of the Recapitalization, the Company shared management, administrative and other services with Eagle pursuant to a Corporate Services Agreement that renewed annually. The fee under this agreement was intended to cover Eagle's expected costs in providing these services to the Company and was reviewed by the Audit Committee of the Board of Directors of the Company. The fee paid for 1997 was $1.4 million.

     The law firm of Rosenberg & Liebentritt, P.C., of which Ms. Rosenberg is a partner, provided legal service to the Company and was paid $0.4 million and $0.1 million in 1997 and 1996, respectively, for these services.

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

     In connection with the 1994 public offering of its Common Stock, the Company has agreed with the Pension Benefit Guaranty Corporation that through November 1999 it will remain jointly and severally liable for certain pension liabilities of GAMI, Eagle and their subsidiaries without regard to whether or not the sale of the Common Stock to the public was sufficient to remove the Company from the group having joint and several liability for these pension plan liabilities. GAMI and Eagle have agreed to hold the Company harmless from any pension plan liabilities not attributable to the Company's pension plans and the Company has agreed to hold GAMI and Eagle harmless from any liabilities attributable to such plans. The Company and Eagle have agreed to hold each other harmless from certain liabilities unrelated to the others' business.

     In 1994, the Company loaned $0.9 million to Mr. Hall; $0.2 million to Mr. Cottone; $0.2 million to Mr. Athas; $0.3 million to Mr. Allen; and $0.1 million to Mr. Lee. In addition, a total of $0.5 million was loaned to two officers of the Company who are not Named Executive Officers. These loans were to enable these officers to purchase Common Stock in the public offering at $12 per share. The loans mature in seven years or earlier in certain circumstances and bear interest at the rate of 7.5% per year, compounded semi-annually payable upon maturity of the loans. At December 31, 1997, the balances of these loans to the Named Executive Officers were $0.8 million, $0.2 million, $0.2 million, $0.1 million, and $0.1 million, respectively. In connection with the Recapitalization, the Stock Purchase Plan was amended to permit the loans outstanding thereunder to remain outstanding. Concurrently, the Company adopted the Falcon Building Products, Inc. 1997 Senior Executive Stock Loan Plan (the "1997 Loan Plan") containing loan provisions similar to the Stock Purchase Plan. Loans under the 1997 Loan Plan are only available to executives who do not have loans outstanding under the Stock Purchase Plan. At the consummation of the Recapitalization, loans in aggregate amount of approximately $0.3 million to purchase shares of Class C Stock were made under the 1997 Loan Plan to four employees of the Company who are not Named Executive Officers.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1997, certain information with respect to the beneficial ownership of the voting stock of the Company by (i) each stockholder who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director of the Company who could be deemed to be the beneficial owner of shares of voting stock, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner has sole investment power and sole voting power with respect to the securities beneficially owned.

     Holders of the Class A Stock are entitled to one vote per share and in the aggregate represent approximately 12% of the voting stock of Falcon. The holders of Class D Common Stock, $0.01 par value per share (the "Class D Stock"), are entitled to 446 votes per share and have approximately 88% of the voting power of Falcon.

                                                                                            SHARES BENEFICIALLY
                                                                                                   OWNED
                                                                                          -----------------------
                                                                                           NUMBER OF       % OF
                                                                                           SHARES(1)       CLASS
                                                                                           ----------    --------
      CLASS A VOTING STOCK
      EHL (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           783,354       77.7%
      William E. Allen (3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,818        2.2
      Gus J. Athas (3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,636        1.4
      Sam A Cottone (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,488        1.3
      William K. Hall (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            68,182        6.8
      Lawrence B. Lee (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,364        1.1
      All directors and executive officers as a group, including the above
         named persons (8 persons)  . . . . . . . . . . . . . . . . . . . . . . . .           156,670       15.5

      CLASS D VOTING STOCK
      INVESTCORP S.A. (4)(5)  . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,000      100.0%
      SIPCO Limited (6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,000      100.0
      CIP Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,640       92.0
      Ballet Limited (7)(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Denary Limited (7)(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Gleam Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Highlands Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Nobel Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Outrigger Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Quill Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Radial Limited (7)(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Shoreline Limited (7)(8)  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      Zinnia Limited (7)(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,564        9.2
      INVESTCORP Investment Equity Limited (5)  . . . . . . . . . . . . . . . . . .             1,360        8.0

--------------------------
(1) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting, of such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2)  EHL's general partners are the Samuel Zell Revocable Trust and the Robert
     H. and Ann Lurie Trust.  Samuel Zell is the trustee of the Zell Trust.
     Mark Slezak and Ms. Lurie are co-trustees of the Robert H. and Ann Lurie Trust. Messrs. Zell and Slezak and Ms. Lurie disclaim beneficial ownership of the shares of Class A Stock beneficially owned by EHL. The address of EHL, Messrs. Zell and Slezak and Ms. Lurie is Two North Riverside Plaza, Chicago, Illinois 60606.

(3) The address of Messrs. Allen, Athas, Cottone, Hall and Lee is c/o Falcon Building Products, Inc., 233 South Wacker Drive, Suite 3500, Chicago,
          Illinois 60606.

(4) Investcorp does not directly own any stock in Falcon. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (5) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see
     (7) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the Falcon voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(5) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(6) SIPCO Limited may be deemed to control Investcorp through its control of a company that indirectly is the beneficial owner of 100% of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(7) CIP Limited ("CIP") owns no stock in Falcon. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (8) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Falcon held by such entities because CIP acts as a director of such entities, and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Falcon's voting stock.

(8) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of transactions and relationships between the Company and its directors, executive officers and more than 5% stockholders, see "Compensation Committee Interlocks and Insider Participation" and Note 13 of the Notes to the Company's Consolidated Financial Statements.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Financial Statements

               Reports of Independent Accountants. . . . . . . . . . . . .    14
               Consolidated Balance Sheets . . . . . . . . . . . . . . . .    16
               Consolidated Statements of Income . . . . . . . . . . . . .    17
               Consolidated Statements of Stockholders' Equity . . . . . .    18
               Consolidated Statements of Cash Flows . . . . . . . . . . .    19
               Notes to Consolidated Financial Statements. . . . . . . . .    20

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.

          (b) Reports on Form 8-K

               Current Report on Form 8-K dated February 24, 1998, relative to the Corrective Action Program that was approved by the Consumer Products Safety Commission regarding high temperature plastic venting systems.

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


                              FALCON BUILDING PRODUCTS, INC.


                              By:  /s/   WILLIAM K. HALL
                                   ----------------------------------------
                                        William K. Hall
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


                              Date:      March 27, 1998
                                   -------------------------------


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.



           SIGNATURE                              TITLE                              DATE

/s/  WILLIAM K. HALL               Director and Chairman of the                 March 27, 1998
---------------------------------  Board of Directors, President and
     (William K. Hall)             Chief Executive Officer (Principal
                                   Executive Officer)


/s/  SAM A. COTTONE                Executive Vice President-Finance,            March 27, 1998
---------------------------------  and Chief Financial Officer
     (Sam A. Cottone)              (Principal Financial Officer)


/s/  ANTHONY J. NAVITSKY           Vice President--Finance and Treasurer        March 27, 1998
---------------------------------  (Principal Accounting Officer)
     (Anthony J. Navitsky)


*  /s/  CHRISTOPHER J. O'BRIEN     Director                                     March 27, 1998
---------------------------------
     (Christopher J. O'Brien)


*  /s/  CHARLES J. PHILIPIN        Director                                     March 27, 1998
---------------------------------
     (Charles J. Philipin)


*  /s/  CHRISTOPHER J. STADLER     Director                                     March 27, 1998
---------------------------------
     (Christopher J. Stadler)




    *  by  /s/  Sam A. Cottone as attorney in fact for each person indicated.
        ---------------------
            (Sam A. Cottone)

                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------

 2.1 Agreement and Plan of Merger, dated as of March 20, 1997, between Falcon Building Products, Inc. (the "Company") and FBP Acquisition Corporation, Inc. ("FBP"), including exhibits thereto (incorporated by reference to Annex I to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24625, filed April 4, 1997, as amended).
 2.2 Stockholder Voting Agreement, dated as of March 20, 1997, among the Company, FBP and Equity Holdings Limited ("EHL") (incorporated by referenced to Annex II-A to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24625, filed April 4, 1997, as amended).
 2.3 Form of Stockholder Voting Agreements, dated as of March 20, 1997, among the Company, FBP and certain management stockholders (incorporated by reference to Annex II-B to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24525, filed April 4, 1997, as amended).
 3.1 Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on June 17, 1997. (Incorporated by reference to Exhibit 3.01 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
 3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.02 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
 4.1 Indenture between the Company, its subsidiaries DeVilbiss Air Power Company , Ex-Cell Manufacturing Company, Inc. , Hart & Cooley, Inc., Mansfield Plumbing Products, Inc. and SWC Industries, Inc. (collectively, the "Guarantors"), and Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997, relating to the Company's 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"), including form of Note (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 17, 1997).
 4.2 Supplemental Indenture between Falcon Manufacturing, Inc. and Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997 relating to the Company's Notes.
 4.3 Indenture between the Company, the Guarantors and Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997, relating to the Company's 10 1/2% Senior Subordinated Discount Notes due 2007 (the "Discount Notes"), including form of Discount Note (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated June 17, 1997).
 4.4 Supplemental Indenture between Falcon Manufacturing, Inc. and Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997 relating to the Company's Discount Notes.
 4.5 Form of Note. (Incorporated by reference to Exhibit 4.03 of the Company's Registration Statement on Form S-4, filed August 28, 1997.)
 4.6 Registration Rights Agreement, dated June 17, 1997, between the Company, the Guarantors and Smith Barney, Inc., BT Securities Corporation, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit
          4.03 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
 4.7 Credit Agreement, dated as of June 17, 1997, among the Company, the several Lenders from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 17, 1997).
 4.8 Form of Discount Note. (Incorporated by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-4, filed August 28, 1997.)
 4.9 Form of Note Guarantee. (Incorporated by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-4, filed August 28, 1997.)
 4.10     Form of Discount Note Guarantee. (Incorporated by reference to
          Exhibit 4.06 of the Company's Registration Statement on Form S-4, filed August 28, 1997.)
 4.11 Form of Certificate for Class A Stock (Incorporated by reference to Exhibit 4.1 of Falcon Building Products, Inc. Registration Statement of Form S-1. Registration Number 33-79006, filed May 17, 1994, as amended.)
10.1 Financing Advisory Agreement, dated March 20, 1997, between FBP and Investcorp International, Inc. (Incorporated by reference to
          Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)

10.2 Standby Loan Commitment Letter Agreement, dated as of March 20, 1997, between FBP and Invifin S.A. (incorporated by reference to Annex I to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No. 333-24625, filed April 4, 1997, as amended).

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------

10.3      Agreement for Management Advisory, Strategic Planning and
          Consulting Services, between FBP and Investcorp International,
          Inc., dated as of June 17, 1997. (Incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.4      Employment Agreement, dated May 22, 1997, between the Company and
          Gus J. Athas. (Incorporated by reference to Exhibit 10.04.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.5 First Amendment to the Employment Agreement between the Company and Gus J. Athas. (Incorporated by reference to Exhibit 10.04.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.6      Employment Agreement, dated May 22, 1997, between the Company and
          Sam A. Cottone. (Incorporated by reference to Exhibit 10.05.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.7 First Amendment to the Employment Agreement between the Company and Sam A. Cottone. (Incorporated by reference to Exhibit 10.05.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.8 Employment Agreement, dated May 22, 1997, between the Company and William K. Hall. (Incorporated by reference to Exhibit 10.06.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.9 First Amendment to the Employment Agreement between the Company and William K. Hall. (Incorporated by reference to Exhibit 10.06.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.10 Employment Agreement, dated May 22, 1997, between the Company and Anthony J. Navitsky. (Incorporated by reference to Exhibit 10.07.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.11 First Amendment to the Employment Agreement between the Company and Anthony J. Navitsky. (Incorporated by reference to Exhibit 10.07.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.12 Employment Agreement, dated May 22, 1997, between the Company and Edward G. Finnegan, Jr. (Incorporated by reference to Exhibit 10.08.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.13 First Amendment to the Employment Agreement between the Company and Edward G. Finnegan, Jr. (Incorporated by reference to Exhibit
          10.08.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.14 Non-Competition Agreement, dated as of March 31, 1997 between the Company and William E. Allen. (Incorporated by reference to Exhibit
          10.09 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.15     Amended and Restated Receivables Purchase Agreement, dated as of
          June 17, 1997 among Falcon Receivable Program, Inc., the Company, Market Street Funding Corporation and PNC Bank, National
          Association. (Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.16 Form of Director Indemnity Agreements, dated as of June 17, 1997, between the Company and its Directors. (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.17     1997 Senior Executive Stock Loan Plan. (Incorporated by reference to
          Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.18 Form of Stock Pledge Agreement between the Company and certain management stockholders (schedule attached). (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.19     Form of Common Stock Option Settlement Agreement, between the
          Company and certain employees (schedule attached). (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.20 Form of Restricted Settlement Agreements between the Company and certain employees. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.21 Falcon Building Products, Inc. Employee Savings Plan as adopted January 1, 1995. (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1996.)
10.22     Management Stock Incentive Plan. (Incorporated by reference to
          Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.23 Falcon Building Products, Inc. Cash Balance Pension Plan as adopted January 1, 1996. (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1996.)
10.24 Form of Stock Option Agreement pursuant to the Company's Management Stock Incentive Plan between the Company and certain employees (schedule attached). (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.25     Termination Benefits Agreement dated December 13, 1996 between Hart
          & Cooley, Inc. and Lawrence B. Lee. (Incorporated by reference to
          Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------

10.26 Form of Stockholder Agreement, dated June 17, 1997, by and among Falcon, FBP and certain management stockholders (schedule attached). (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.27 Termination Benefits Agreement dated December 18, 1996 between Mansfield Plumbing Products, Inc. and Paul Fischer. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.28 Stockholder Rights Agreement, dated June 17, 1997, by and among the Company, FBP and EHL. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.29 Termination Benefits Agreement dated December 31, 1996 between DeVilbiss Air Power Company and William E. Allen. (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.30 Amendment to the Company's Senior Executive Stock Purchase Plan, dated as of June 17, 1997, among the Company and certain employees. (Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.31     Termination Benefits Agreement dated December 19, 1996 between
          Falcon Building Products, Inc. and Daniel G. Ellis. (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)
10.32 Casualty Insurance Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss Air Power Company, Eagle Industries, Inc., Great American Management and Investment, Inc., Hart & Cooley, Inc. and Mansfield Plumbing Products, Inc.. (Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.33 Tax Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss Air Power Company, Eagle Industries, Inc., Great American Management and Investment, Inc., Hart & Cooley, Inc. and Mansfield Plumbing Products, Inc. (Incorporated by reference to
          Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.34 Pension Benefits Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss Air Power Company, Eagle Industries, Inc., Great American Management and Investment, Inc., Hart & Cooley, Inc. and Mansfield Plumbing Products, Inc. (Incorporated by reference to Exhibit 10.24 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
10.35 Termination Benefits Agreement dated December 20, 1997 between Mansfield Plumbing Products, Inc. and Joseph W. Harbrecht.
21.1      Subsidiaries of the Company.
24.1      Power of Attorney of Directors