Form 10-Q
period 1998-03-31
FALCON BUILDING PRODUCTS INC
filed 1998-05-15
CIK 923286

______________________________________________________________________
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No       .


                      APPLICABLE ONLY TO CORPORATE ISSUERS



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of May 1, 1998, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                     985,620 shares of Class A Common Stock
                    6,721,536 shares of Class B Common Stock
                     844,174 shares of Class C Common Stock
                     17,000 shares of Class D Common Stock

    ________________________________________________________________________


                         FALCON BUILDING PRODUCTS, INC.
                                   FORM 10-Q
                                 MARCH 31, 1998
                                     INDEX


PART I.     Financial Information:

Item 1.   Financial Statements

      Condensed Consolidated Balance Sheets ...........................

      Condensed Consolidated Statements of Income and Comprehensive Income

      Condensed Consolidated Statements of Cash Flows..................

      Notes to Condensed Consolidated Financial Statements.............

Item 2.   Management's Discussion and Analysis
      of Financial Condition and Results of Operations.................

PART II.    Other Information:

Item 6.   Exhibits and Reports on Form 8-K.............................


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                    MARCH 31,      DECEMBER 31,
                                                                      1998             1997
                                                                   (UNAUDITED)
                            ASSETS

Current assets:

   Cash and cash equivalents......................                  $   19.5         $   29.9
   Inventories, net...............................                     85.0             79.5
   Other current assets...........................                     56.7             34.0

   Total current assets...........................                    161.2            143.4

Property, plant and equipment, net................                    103.6            101.3
Goodwill..........................................                     56.5             57.0
Other assets......................................                     31.0             32.1

   Total assets...................................                   $352.3           $333.8



             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion long-term debt..................                  $  1.4           $  1.5
   Accounts payable................................                    51.6             34.0
   Accrued liabilities.............................                    45.4             43.2

   Total current liabilities.......................                    98.4             78.7

Senior indebtedness................................                   175.5            175.6
Senior subordinated notes..........................                   255.5            252.7
Accrued employee benefit obligations...............                     9.3              9.2
Other long-term liabilities........................                    28.2             31.3

   Total liabilities...............................                   566.9            547.5


Stockholders' equity (deficit):
   Common stock......................................                   0.1              0.1
   Additional paid-in capital........................                   .               _
   Retained deficit..................................                (212.9)          (211.8)
   Other.............................................                  (1.8)            (2.0)

   Total stockholders' equity (deficit)..............                (214.6)          (213.7)


Total liabilities and stockholders' equity...........               $  352.3         $  333.8











                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                      QUARTER ENDED MARCH 31,
                                                       1998             1997


Net sales...................................       $ 171.4          $ 160.2
Cost of sales...............................         146.3            131.9

   Gross earnings...........................          25.1             28.3

Selling and administrative expenses.........          14.7             14.6
Securitization expense......................           0.9              0.9

   Operating income.........................           9.5             12.8

Net interest expense........................          10.7              2.8

Income (loss) before income taxes...........          (1.2)            10.0

Provision (benefit) for income taxes........          (0.5)             3.9

Net income (loss)...........................       $  (0.7)         $   6.1

Comprehensive income (loss).................       $  (0.7)         $   6.1











                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                                    1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................               $   (0.7)    $    6.1
  Adjustments to reconcile net income (loss) to net cash used in operations:
   Depreciation....................................                   3.3          3.4
   Amortization....................................                   1.5          0.7
   Accretion of debt discount on subordinated debt.                   2.8         _
   Cash effect of changes in working capital, accrued employee
benefit obligations, and other long-term liabilities                (11.4)       (41.0)

   Net cash used in operating activities ..........                  (4.5)       (30.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................                  (4.7)        (3.0)
  Other............................................                  (0.9)         0.2

   Net cash used in investing activities...........                  (5.6)        (2.8)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on debt...........................                  (0.2)        31.2
  Other............................................                  (0.1)        (0.2)

   Net cash from (used in) financing activities....                  (0.3)        31.0

CHANGE IN CASH AND CASH EQUIVALENTS................                 (10.4)        (2.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....                  29.9          3.9

CASH AND CASH EQUIVALENTS, END OF PERIOD...........               $   19.5     $    1.3












                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


(1)   SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1997.

     COMPREHENSIVE INCOME:

     Effective January 1, 1998, the Company adopted the provisions of Statement No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There was no material effect on the Company's financial statements from the adoption of SFAS No. 130 for the periods presented.

(2)  INVENTORIES

     Inventory consists of the following (in millions):

                                                MARCH 31,         DECEMBER 31,
                                                  1998               1997

                                                    (UNAUDITED)

              Raw materials and supplies .....     $  29.0            $  27.8
              Work in process ................        12.2               12.0
              Finished goods .................        43.8               39.7

                                                   $  85.0            $  79.5

(3)  ACCOUNTS RECEIVABLE

     Included in the Company's financial statements as of March 31, 1998, in other current assets, is a net residual interest of $34.3 million associated with the $108.5 million of receivables sold under the accounts receivable securitization program as of that date, compared to $13.1 million associated with the $88.6 million of receivables sold as of December 31, 1997. The expense incurred on the sale of receivables under this program was $0.9 million in the three months ended March 31, 1998 and 1997.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS _  (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


(4)  LONG-TERM DEBT

     Senior indebtedness consists of the following (in millions):

                                    MARCH 31,       DECEMBER 31,
                                       1998             1997
                                   (UNAUDITED)
Bank Credit Facility
   Revolver..............          $  -              $  -
   Term..................           174.5             174.5

   Total.................           174.5             174.5
Other ...................             2.4               2.6
Less:  Current Portion...            (1.4)             (1.5)

   Senior indebtedness...         $ 175.5           $ 175.6



     At March 31, 1998, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $119.9 million at March 31, 1998.

     Senior Subordinated Notes consist of the following (in millions):

                                    MARCH 31,       DECEMBER 31,
                                       1998             1997

                                   (UNAUDITED)

Notes....................          $145.0            $145.0
Discount Notes...........           110.5             107.7

                                   $255.5            $252.7


(5)  GUARANTOR SUBSIDIARIES

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



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


(5)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 31, 1998
                             (dollars in millions)
                                  (Unaudited)


                                       PARENT        GUARANTOR      GUARANTOR
                                       COMPANY      SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                     ASSETS

Current assets:
   Cash and cash equivalents.......  $   17.8      $    1.3        $    0.4         $ _             $   19.5
   Inventories, net................     _              85.0            _              _                 85.0
   Other current assets............      1.7           20.7            34.3           _                 56.7

   Total current assets............     19.5          107.0            34.7           _                161.2

Property, plant and equipment, net.      0.5          103.1            _              _                103.6
Goodwill...........................     _              56.5            _              _                 56.5
Investment in and advances
   to/from subsidiaries............    188.9         (121.4)          (29.3)         (38.2)             _
Other long-term assets.............     26.4            4.6            _              _                 31.0

   Total assets....................  $  235.3      $  149.8        $    5.4       $  (38.2)         $  352.3


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion long-term debt..  $    1.0      $    0.4          $ _            $ _             $    1.4
   Accounts payable................      0.4           51.2            _              _                 51.6
   Accrued liabilities.............     15.2           30.2            _              _                 45.4

   Total current liabilities.......     16.6           81.8            _              _                 98.4

Senior indebtedness................    429.1            1.9            _              _                431.0
Other long-term liabilities........      4.2           33.3            _              _                 37.5

   Total liabilities...............    449.9          117.0            _              _                566.9

Stockholders' equity (deficit):
   Common stock....................      0.1           _               _              _                  0.1
   Additional paid-in capital......     _              42.9             6.5          (49.4)             _
   Retained earnings (deficit).....   (212.9)         (10.1)           (1.1)          11.2            (212.9)
   Other...........................     (1.8)          _               _              _                 (1.8)

   Total stockholders' equity
(deficit)..........................   (214.6)          32.8             5.4          (38.2)           (214.6)

Total liabilities and
stockholders' equity...............  $  235.3      $  149.8        $    5.4       $  (38.2)         $  352.3



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998


(5)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1997
                             (dollars in millions)

                                                                       NON-
                                       PARENT        GUARANTOR      GUARANTOR
                                       COMPANY      SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED

                                                     ASSETS

Current assets:
   Cash and cash equivalents.......  $  29.1        $   0.7         $   0.1         $  -             $  29.9
   Inventories, net................       -            79.5              -             -                79.5
   Other current assets............      1.1           19.8            13.1            -                34.0

   Total current assets............     30.2          100.0            13.2            -               143.4

Property, plant and equipment, net.      0.2          101.1             -              -               101.3
Goodwill...........................       -            57.0             -              -                57.0
Investment in and advances
   to/from subsidiaries............    174.4         (135.5)           (7.6)         (31.3)              -

Other long-term assets.............     27.4            4.7              -              -                32.1

   Total assets....................  $ 232.2        $ 127.3         $   5.6        $ (31.3)          $ 333.8


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion long-term debt..  $   1.0        $   0.5          $  -           $  -             $   1.5
   Accounts payable................      0.3           33.7             -              -                34.0
   Accrued liabilities.............     14.2           29.0             -              -                43.2

   Total current liabilities.......     15.5           63.2             -              -                78.7

Long term debt.....................    426.2            2.1             -              -               428.3
Other long-term liabilities........      4.2           36.3             -              -                40.5

   Total liabilities...............    445.9          101.6             -              -               547.5

Stockholders' equity (deficit):
   Common stock....................      0.1            -               -              -                 0.1
   Additional paid-in capital......       -            42.9             6.5          (49.4)               -
   Retained earnings (deficit).....   (211.8)         (17.2)           (0.9)          18.1            (211.8)
   Other...........................     (2.0)           -               -              -                (2.0)

   Total stockholders' equity
(deficit)..........................   (213.7)          25.7             5.6          (31.3)           (213.7)

Total liabilities and
stockholders' equity...............  $ 232.2        $ 127.3         $   5.6        $ (31.3)          $ 333.8




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


(5)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       Three Months Ended March 31, 1998
                             (dollars in millions)
                                  (Unaudited)

                                                                         NON-
                                            PARENT      GUARANTOR      GUARANTOR
                                           COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Net sales...............................  $  _         $  171.4       $  _           $  _           $  171.4
Cost of sales...........................     _            146.3          _              _              146.3
   Gross earnings.......................     _             25.1          _              _               25.1
Selling and administrative expenses.....      1.5          13.2          _              _               14.7
Securitization expense..................      1.1          _             (0.2)          _                0.9
   Operating income (loss)..............     (2.6)         11.9           0.2           _                9.5
Net interest expense....................     10.3          _              0.4           _               10.7

Income (loss) before income taxes.......    (12.9)         11.9          (0.2)          _               (1.2)
Provision (benefit) for income taxes....     (5.3)          4.8          _              _               (0.5)

Income (loss) before equity in income of
   consolidated subsidiaries............     (7.6)          7.1          (0.2)          _               (0.7)

Equity in income of consolidated
subsidiaries............................      6.9          -             -              (6.9)           -

Net income (loss).......................  $   (0.7)    $    7.1       $  (0.2)      $   (6.9)       $   (0.7)



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


(5)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       Three Months Ended March 31, 1997
                             (dollars in millions)
                                  (Unaudited)

                                                                         NON-
                                            PARENT      GUARANTOR      GUARANTOR
                                           COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED

Net sales...............................  $  _         $  160.2       $  _           $  _          $  160.2
Cost of sales...........................     _            131.9          _              _             131.9

   Gross earnings.......................     _             28.3          _              _              28.3

Selling and administrative expenses.....      1.3          13.3          _              _              14.6
Securitization expenses.................      1.6          _             (0.7)          _               0.9

   Operating income (loss)..............     (2.9)         15.0           0.7           _              12.8
Net interest expense....................      2.4           0.1           0.3           _               2.8

Income (loss) before income taxes.......     (5.3)         14.9           0.4           _              10.0
Provision (benefit) for income taxes....     (2.0)          5.9          _              _               3.9

Income (loss) before equity in income of
   consolidated subsidiaries............     (3.3)          9.0           0.4           _               6.1

Equity in income of consolidated
subsidiaries............................      9.4          -             -              (9.4)          -

Net income..............................  $    6.1     $    9.0      $    0.4       $   (9.4)      $    6.1




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


(5)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1998
                             (dollars in millions)
                                  (Unaudited)

                                                                        NON-
                                            PARENT      GUARANTOR     GUARANTOR
                                           COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Cash flows from (used in) operating
activities..............................  $  (3.3)      $  20.2       $ (21.4)      $  -            $  (4.5)

Cash flows used in investing
activities:
   Capital expenditures.................     (0.3)         (4.4)         _            _                (4.7)
   Other................................     _             (0.9)         _            _                (0.9)

   Net cash used in investing activities     (0.3)         (5.3)         _            _                (5.6)

Cash flows from (used in) financing
activities:
   Advances (to) from affiliate.........     (7.6)        (14.1)         21.7         _                _
   Net payments on debt.................     _             (0.2)         _            _                (0.2)
   Other................................     (0.1)         _             _            _                (0.1)

   Net cash from (used in) financing
activities..............................     (7.7)        (14.3)         21.7         -                (0.3)

Change in cash and cash equivalents.....    (11.3)          0.6           0.3         _               (10.4)
Cash and cash equivalents, beginning of
   period...............................     29.1           0.7           0.1         _                29.9

Cash and cash equivalents, end of period  $  17.8       $   1.3       $   0.4       $ _             $  19.5



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1998
                                  (UNAUDITED)


(5)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1997
                             (dollars in millions)
                                  (Unaudited)

                                                                        NON-
                                            PARENT      GUARANTOR     GUARANTOR
                                           COMPANY     SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Cash flows from (used in) operating
activities..............................  $  (10.3)    $    8.3      $  (28.8)      $  -           $  (30.8)

Cash flows from (used in) investing
activities:
   Capital expenditures.................     _             (3.0)         _            _                (3.0)
   Other................................     0.2            _            _            _                 0.2

   Net cash from (used in) investing
activities..............................      0.2          (3.0)         -            -                (2.8)

Cash flows from (used in) financing
activities:
   Advances (to) from affiliate.........    (23.3)         (5.8)         29.1         _                _

   Net borrowings (payments) on debt....    31.3           (0.1)         _            _                31.2
   Other................................     (0.2)         _             _            _                (0.2)

   Net cash from (used in) financing
activities..............................      7.8          (5.9)         29.1         -                31.0

Change in cash and cash equivalents.....     (2.3)         (0.6)          0.3         _                (2.6)
Cash and cash equivalents, beginning of
   period...............................      2.6           1.3          _            _                 3.9

Cash and cash equivalents, end of period  $   0.3      $    0.7      $    0.3      $  _            $    1.3




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     GENERAL

     Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                                QUARTER ENDED MARCH 31,
                                            1998                       1997
                                    AMOUNT     % OF SALES     AMOUNT      % OF SALES
                                                (dollars in millions)

Net sales
  Air Distribution Products..     $  45.3       26.4%        $   41.9       26.2%
  Plumbing Fixtures..........       36.4        21.3           38.6         24.1
  Air Power Products.........       89.7        52.3           79.7         49.7

      Total..................     $ 171.4      100.0%        $ 160.2       100.0%
Gross earnings...............     $   25.1      14.6         $   28.3       17.7
Operating income.............     $     9.5      5.5         $   12.8        8.0


     QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Net sales for the quarter of $171.4 million were $11.2 million or 7.0% higher than in 1997. The increase in Air Power Products of $10.0 million was primarily due to increased generator sales due to storm activity of $7.4 million, increased air compressor sales, primarily to Sears, of $7.1 million, partially offset by a net decrease in pressure washer sales of $3.8 million due primarily to loss of customers resulting from the Company's implementation of a "no returns" policy. The increased net sales in Air Distribution Products of $3.4 million was primarily due to increased sales volume of residential and light commercial vents and registers as well as strong activity in heavy commercial products, partially offset by reduced pricing in flexible duct product compared to the first quarter of 1997, as these prices did not come under pressure until the third and fourth quarters of 1997. The decrease in net sales of Plumbing Fixtures was primarily due to unfavorable weather conditions affecting wholesaler and contractor demand, primarily on the West Coast.

     Gross earnings of $25.1 million were $3.2 million or 11.1% lower than in 1997. Air Power Products' margins compared unfavorably to 1997 as the margins reflected on pressure washer sales in the first two quarters of 1997 were based upon estimated return costs that subsequently developed adversely. Earnings on the increased sales volume partially offset these declines. First quarter results continue to be affected by manufacturing inefficiencies in Plumbing Fixtures. The Company has instituted cost controls, revised process flows, implemented management changes and committed additional capital for cost reduction programs in order to improve its manufacturing costs. Gross margin decreased from 17.7% in 1997 to 14.6% in 1998 due to the above mentioned factors, in addition to the lower pricing for flexible duct products.

     Operating income decreased from $12.8 million in 1997 to $9.5 million in 1998. This decrease was primarily due to the reduced level of gross earnings as discussed above.

     Net interest expense increased from $2.8 million in 1997 to $10.7 million in 1998 due to the new debt structure that resulted from the Recapitalization in June 1997.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that it will meet its working capital and capital expenditure needs in 1998 through a combination of operating cash flow, availability under its Bank Credit Facility and funds available through the accounts receivable securitization program.

     Net cash flow used in operating activities was $4.5 million for the quarter ended March 31, 1998, compared to $30.8 million for the comparable 1997 period. The improvement of $26.3 million was primarily due to a decrease in working capital requirements and the effects of the asset securitization program. Partially offsetting these improvements was the fact that a loss was recorded in the 1998 period compared to income recorded in the 1997 period.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

      99.1     Letter to Bondholders

     b)   Reports on Form 8-K

          Current report on Form 8-K, dated February 24, 1998, relative to the Corrective Action Program approved by the United States Consumer Product Safety Commission regarding high temperature plastic venting systems.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                   FALCON BUILDING PRODUCTS, INC.




                              By:  /s/  Sam A. Cottone

                                   Sam A. Cottone
                                   Executive Vice President and
                                   Chief Financial Officer



Dated:  May 15, 1998