Form 10-Q
period 1998-06-30
FALCON BUILDING PRODUCTS INC
filed 1998-08-14
CIK 923286

______________________________________________________________________

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                        Commission file number:  1-13418


                         FALCON BUILDING PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


       DELAWARE                      36-3931893
(State or Other                      (I.R.S.
Jurisdiction of                      Employer
Incorporation or                    Identification
Organization)                       No.)


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

     As of July 31, 1998, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                     985,620 shares of Class A Common Stock
                    6,721,536 shares of Class B Common Stock
                     844,174 shares of Class C Common Stock
                     17,000 shares of Class D Common Stock

    ________________________________________________________________________


                         FALCON BUILDING PRODUCTS, INC.
                                   FORM 10-Q
                                 JUNE 30, 1998
                                     INDEX


PART I.     Financial Information:                          ........... PAGE NO.

Item 1.   Financial Statements

      Condensed Consolidated Balance Sheets ...........................

      Condensed Consolidated Statements of Income......................

      Condensed Consolidated Statements of Cash Flows..................

      Notes to Condensed Consolidated Financial Statements.............

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.............

PART II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K.............................


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                                                                 JUNE 30,          DECEMBER 31,
                                                                                  1998               1997
                                                                                 (UNAUDITED)
                                   ASSETS

Current assets:
    Cash and cash equivalents.................................................      $   36.0          $   29.9
    Inventories, net..........................................................          93.5              79.5
    Other current assets......................................................          50.7              34.0

    Total current assets......................................................         180.2             143.4

Property, plant and equipment, net............................................         105.7             101.3
Goodwill......................................................................          60.3              57.0
Other long-term assets........................................................          29.8              32.1

    Total assets..............................................................      $  376.0          $  333.8




                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt............................................      $    2.1          $    1.5
    Accounts payable..........................................................          55.5              34.0
    Accrued liabilities.......................................................          56.3              43.2

    Total current liabilities.................................................         113.9              78.7

Senior indebtedness...........................................................         176.8             175.6
Senior subordinated notes.....................................................         258.4             252.7
Accrued employee benefit obligations..........................................           9.5               9.2
Other long-term liabilities...................................................          28.1              31.3

    Total liabilities.........................................................         586.7             547.5


Stockholders' equity (deficit):
    Common stock..............................................................           0.1               0.1
    Additional paid-in capital................................................            .                   _
    Retained deficit..........................................................        (209.0)           (211.8)
    Other.....................................................................          (1.8)             (2.0)

    Total stockholders' equity (deficit)......................................        (210.7)           (213.7)


Total liabilities and stockholders' equity....................................       $ 376.0          $  333.8






                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                                1998              1997                1998                1997

Net sales............................................          $190.9            $  195.7               $362.3            $  355.9
Cost of sales........................................           156.1               158.9                302.4               290.9


    Gross earnings...................................            34.8                36.8                 59.9                65.0

Selling and administrative expenses..................            16.5                15.4                 31.2                29.9
Securitization expense...............................             1.0                 1.2                  1.9                 2.1
Recapitalization expenses............................              .                 36.3                   .                 36.3

    Operating income (loss)..........................            17.3               (16.1)                26.8                (3.3)

Net interest expense.................................            10.9                 4.0                 21.6                 6.8


Income (loss) before income taxes....................             6.4               (20.1)                 5.2               (10.1)

Provision (benefit) for income taxes.................             2.6                (1.7)                 2.1                 2.2


Income (loss) before extraordinary item..............             3.8               (18.4)                 3.1               (12.3)

Extraordinary item:
    Early extinguishment of debt, net of income
    tax benefit of $0.9 million......................             .                 (1.5)                  .                  (1.5)


Net income (loss)....................................       $    3.8            $  (19.9)             $    3.1            $  (13.8)


Comprehensive income (loss)..........................       $    3.8            $  (19.9)             $    3.1            $  (13.8)




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................              $    3.1        $  (13.8)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization.........................................                   9.7             8.2
    Accretion of debt discount on subordinated debt.......................                   5.7             0.4
    Recapitalization expenses.............................................                    .             36.3
    Early extinguishment of debt..........................................                    .              1.5
    Cash effect of changes in working capital balances, accrued employee benefit obligations, and other long-term liabilities,
       excluding the effects of acquisitions..............................                   2.4           (32.5)

  Net cash from operating activities .....................................                  20.9             0.1


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses..................................................                  (4.0)            _
  Capital expenditures....................................................                  (9.6)           (6.5)
  Other...................................................................                  (0.8)           (1.2)

  Net cash used in investing activities...................................                 (14.4)           (7.7)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior credit facilities..................................                    .            175.0
  Repayment of senior credit facilities...................................                    .           (138.8)
  Issuance of senior subordinated notes...................................                    .            247.0
  Issuance of common stock................................................                    .            134.6

  Retirement of common stock..............................................                    .           (337.5)
  Payment of Recapitalization fees and expenses...........................                    .            (52.0)
  Net borrowings (repayments) on debt.....................................                  (0.3)           17.1
  Other...................................................................                  (0.1)            _

  Net cash (used in) from financing activities............................                  (0.4)           45.4


CHANGE IN CASH AND CASH EQUIVALENTS.......................................                   6.1            37.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................                  29.9             3.9

CASH AND CASH EQUIVALENTS, END OF PERIOD..................................              $   36.0        $   41.7



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)



(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. ("Falcon" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1997.

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

(2)  INVENTORIES

     Inventory consists of the following (in millions):

                                     JUNE 30,     DECEMBER 31,
                                       1998          1997
                                   (UNAUDITED)

Raw materials and supplies......     $  35.1       $  27.8
Work in process.................        13.2          12.0
Finished goods..................        45.2          39.7

                                     $  93.5       $  79.5


(3)  ACCOUNTS RECEIVABLE

     Included in the Company's financial statements as of June 30, 1998, in other current assets, is a net residual interest of $24.7 million associated with the $107.9 million of receivables sold under the accounts receivable securitization program as of that date, compared to $13.1 million associated with the $88.6 million of receivables sold as of December 31, 1997. The expense incurred on the sale of receivables under this program was $1.9 and $2.1 million in the six months ended June 30, 1998 and 1997, respectively.


(4)  ACQUISITIONS

      On June 25, 1998, the Company acquired Warrior Glass & Aluminum Co., Inc. ("Warrior Glass"), a manufacturer of aluminum window wall systems used in light commercial applications. The consideration for Warrior consisted of $4.0 million in cash and a $2.7 million four-year, non-interest bearing note. The note was recorded at a discounted value of $2.1 million. The acquisition was accounted for as a purchase and resulted in $4.2 million of goodwill that will be amortized over 40 years.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(5)  LONG-TERM DEBT


     Senior indebtedness consists of the following (in millions):

                              JUNE 30,      DECEMBER 31,
                                1998           1997
                             (UNAUDITED)
Bank Credit Facility:
   Revolver..............     $  .           $  .
   Term..................      174.5          174.5

   Total.................      174.5          174.5
Other ...................        4.4            2.6
Less:  Current Portion...       (2.1)          (1.5

   Senior indebtedness...    $ 176.8        $ 175.6



       At June 30, 1998, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $119.5 million at June 30, 1998.

     Senior Subordinated Notes consist of the following (in millions):

                              JUNE 30,      DECEMBER 31,
                                1998           1997
                             (UNAUDITED)


Notes....................    $ 145.0        $ 145.0
Discount Notes...........      113.4          107.7

                             $ 258.4        $ 252.7



(6)  GUARANTOR SUBSIDIARIES

     The Company's payment obligations under the Notes and the Discount Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by the subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"), other than Falcon Receivable Program, Inc., a special purpose corporation formed for the Company's accounts receivable securitization program. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the Bank Credit Facility.

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



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 June 30, 1998
                             (dollars in millions)
                                  (Unaudited)

                                                                                   NON-
                                             PARENT           GUARANTOR         GUARANTOR
                                            COMPANY         SUBSIDIARIES        SUBSIDIARY         ELIMINATIONS        CONSOLIDATED

                                                              ASSETS

Current assets:
    Cash and cash equivalents.........      $   34.6          $    0.7           $    0.7             $ .                $   36.0
    Inventories, net..................           .                93.5                .                 .                    93.5
    Other current assets..............           1.4              23.2               26.1               .                    50.7

    Total current assets..............          36.0             117.4               26.8               .                   180.2

Property, plant and equipment, net....           0.5             105.2                .                 .                   105.7
Goodwill..............................           .                60.3                .                 .                    60.3
Investment in and advances
    to/from subsidiaries..............         167.4             (95.4)             (20.9)            (51.1)                  .
Other long-term assets................          25.3               4.5                .                 .                    29.8

    Total assets......................      $  229.2          $  192.0           $    5.9          $  (51.1)             $  376.0


                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt....     $    1.0           $    1.1              $ .               $ .                $    2.1
    Accounts payable..................          0.4               55.1                .                 .                    55.5
    Accrued liabilities...............          2.1               54.1                0.1               .                    56.3

    Total current liabilities.........          3.5              110.3                0.1               .                   113.9

Senior indebtedness...................        431.9                3.3                .                 .                   435.2
Other long-term liabilities...........          4.5               33.1                .                 .                    37.6

    Total liabilities..... ...........        439.9              146.7                0.1               .                   586.7


Stockholders' equity (deficit):
    Common stock......................          0.1                .                  .                 .                     0.1
    Additional paid-in capital........          .                 42.9                6.5             (49.4)                  .
    Retained earnings (deficit).......       (209.0)               2.4               (0.7)             (1.7)               (209.0)
    Other.............................         (1.8)               .                  .                 .                    (1.8)

    Total stockholders' equity (deficit)     (210.7)              45.3                5.8             (51.1)               (210.7)

Total liabilities and stockholders' equity $  229.2           $  192.0           $    5.9          $  (51.1)             $  376.0





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1997
                             (dollars in millions)


                                                                                   NON-
                                             PARENT           GUARANTOR         GUARANTOR
                                            COMPANY         SUBSIDIARIES        SUBSIDIARY         ELIMINATIONS        CONSOLIDATED

                                                                   ASSETS

Current assets:
    Cash and cash equivalents.........       $  29.1           $   0.7            $   0.1            $  .                 $  29.9
    Inventories, net..................           .                79.5                .                 .                    79.5
    Other current assets..............           1.1              19.8               13.1               .                    34.0

    Total current assets..............          30.2             100.0               13.2               .                   143.4

Property, plant and equipment, net....           0.2             101.1                .                 .                   101.3
Goodwill..............................           .                57.0                .                 .                    57.0
Investment in and advances
    to/from subsidiaries..............         174.4            (135.5)              (7.6)            (31.3)                  .
Other long-term assets................          27.4               4.7                .                 .                    32.1

    Total assets......................       $ 232.2           $ 127.3            $   5.6           $ (31.3)              $ 333.8


                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt....      $   1.0            $   0.5             $  .              $  .                 $   1.5
    Accounts payable..................          0.3               33.7                .                 .                    34.0
    Accrued liabilities...............         14.2               29.0                .                 .                    43.2

    Total current liabilities.........         15.5               63.2                .                 .                    78.7

Long term debt........................        426.2                2.1                .                 .                   428.3
Other long-term liabilities...........          4.2               36.3                .                 .                    40.5

    Total liabilities.................        445.9              101.6                .                 .                   547.5

Stockholders' equity (deficit):
    Common stock......................          0.1                .                  .                 .                     0.1
    Additional paid-in capital........          .                 42.9                6.5             (49.4)                  .
    Retained earnings (deficit).......       (211.8)             (17.2)              (0.9)             18.1                (211.8)
    Other.............................         (2.0)               .                  .                 .                    (2.0)

    Total stockholders' equity (deficit)     (213.7)              25.7                5.6             (31.3)               (213.7)

Total liabilities and stockholders' equity  $ 232.2            $ 127.3            $   5.6           $ (31.3)              $ 333.8




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        Three Months Ended June 30, 1998
                             (dollars in millions)
                                  (Unaudited)


                                                                                      NON-
                                                 PARENT          GUARANTOR         GUARANTOR
                                                COMPANY         SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS       CONSOLIDATED

Net sales..................................       $  .            $  190.9            $  .             $  .              $  190.9
Cost of sales..............................          .               156.1               .                .                 156.1

    Gross earnings.........................          .                34.8               .                .                  34.8
Selling and administrative expenses........          1.9              14.6               .                .                  16.5
Securitization expense.....................          1.9               .                (0.9)             .                   1.0

    Operating income (loss)................         (3.8)             20.2               0.9              .                  17.3
Net interest expense.......................         10.5               .                 0.4              .                  10.9

Income (loss) before income taxes..........        (14.3)             20.2               0.5              .                   6.4
Provision (benefit) for income taxes.......         (5.1)              7.6               0.1                                  2.6

Income (loss) before equity in income of
    consolidated subsidiaries..............         (9.2)             12.6               0.4              .                   3.8
Equity in income of consolidated subsidiaries       13.0               .                 .              (13.0)                .

Net income (loss)..........................     $    3.8          $   12.6          $    0.4         $  (13.0)           $    3.8




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        Three Months Ended June 30, 1997
                             (dollars in millions)
                                  (Unaudited)


                                                                                     NON-
                                                 PARENT          GUARANTOR         GUARANTOR
                                                COMPANY         SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS       CONSOLIDATED

Net sales..................................       $  .            $  195.7            $  .            $  .              $  195.7
Cost of sales..............................          .               158.9               .               .                 158.9

    Gross earnings.........................          .                36.8               .               .                  36.8
Selling and administrative expenses........          1.3              14.1               .               .                  15.4
Securitization expenses....................          1.4               .                (0.2)            .                   1.2
Recapitalization expenses..................         36.3               .                 .               .                  36.3

    Operating income (loss)................        (39.0)             22.7               0.2             .                 (16.1)
Net interest expense.......................          3.3               0.1               0.6             .                   4.0

Income (loss) before income taxes..........        (42.3)             22.6              (0.4)            .                 (20.1)
Provision (benefit) for income taxes.......        (10.6)              8.9               .               .                  (1.7)

Income (loss) before extraordinary item and
    equity in income of consolidated
    subsidiaries...........................        (31.7)             13.7              (0.4)            .                 (18.4)
Extraordinary item:
    Early extinguishment of debt, net of
    income tax benefit of $0.9 million.....         (1.5)              .                 .               .                  (1.5)

Income (loss) before equity in income of
    consolidated subsidiaries..............        (33.2)             13.7              (0.4)            .                 (19.9)
Equity in income of consolidated subsidiaries       13.3               .                 .             (13.3)                .

Net income.................................     $  (19.9)         $   13.7          $   (0.4)       $  (13.3)           $  (19.9)




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         Six Months Ended June 30, 1998
                             (dollars in millions)
                                  (Unaudited)


                                                                                      NON-
                                                 PARENT          GUARANTOR         GUARANTOR
                                                COMPANY         SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS       CONSOLIDATED

Net sales..................................       $  .            $  362.3            $  .             $  .              $  362.3
Cost of sales..............................          .               302.4               .                .                 302.4

    Gross earnings.........................          .                59.9               .                .                  59.9
Selling and administrative expenses........          3.4              27.8               .                .                  31.2
Securitization expense.....................          3.0               .                (1.1)             .                   1.9

    Operating income (loss)................         (6.4)             32.1               1.1              .                  26.8
Net interest expense.......................         20.7               0.1               0.8              .                  21.6

Income (loss) before income taxes..........        (27.1)             32.0               0.3              .                   5.2
Provision (benefit) for income taxes.......        (10.4)             12.4               0.1              .                   2.1

Income (loss) before equity in income of
    consolidated subsidiaries..............        (16.7)             19.6               0.2              .                   3.1
Equity in income of consolidated subsidiaries       19.8               .                 .              (19.8)                .

Net income (loss)..........................     $    3.1          $   19.6          $    0.2         $  (19.8)           $    3.1





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         Six Months Ended June 30, 1997
                             (dollars in millions)
                                  (Unaudited)


                                                                                     NON-
                                                 PARENT          GUARANTOR         GUARANTOR
                                                COMPANY         SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS       CONSOLIDATED

Net sales..................................      $   .            $  355.9           $   .           $   .              $  355.9
Cost of sales..............................          .               290.9               .               .                 290.9

    Gross earnings.........................          .                65.0               .               .                  65.0
Selling and administrative expenses........          2.5              27.4               .               .                  29.9
Securitization expenses....................          3.1               .                (1.0)            .                   2.1
Recapitalization expenses..................         36.3               .                 .               .                  36.3

    Operating income (loss)................        (41.9)             37.6               1.0             .                  (3.3)
Net interest expense.......................          5.7               0.1               1.0             .                   6.8

Income (loss) before income taxes..........        (47.6)             37.5               .               .                 (10.1)
Provision (benefit) for income taxes.......        (12.6)             14.8               .               .                   2.2

Income (loss) before extraordinary item and
    equity in income of consolidated
    subsidiaries...........................        (35.0)             22.7               .               .                 (12.3)
Extraordinary item:
    Early extinguishment of debt, net of income
    tax benefit of $0.9 million............         (1.5)              .                 .               .                  (1.5)

Income (loss) before equity in income of
    consolidated subsidiaries..............        (36.5)             22.7               .               .                 (13.8)
Equity in income of consolidated subsidiaries       22.7               .                 .             (22.7)                .

Net income.................................     $  (13.8)         $   22.7           $   .          $  (22.7)           $  (13.8)





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1998
                             (dollars in millions)
                                  (Unaudited)


                                                                                     NON-
                                                 PARENT          GUARANTOR        GUARANTOR
                                                COMPANY         SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS        CONSOLIDATED

Cash flows from (used in) operating activities $  (20.9)          $   54.6          $  (12.8)         $  .               $   20.9

Cash flows used in investing activities:
    Purchase of business...................         .                 (4.0)              .               .                   (4.0)
    Capital expenditures...................        (0.4)              (9.2)              .               .                   (9.6)
    Other..................................         0.2               (1.0)              .               .                   (0.8)

    Net cash used in investing activities..        (0.2)             (14.2)              .               .                  (14.4)

Cash flows from (used in) financing activities:
    Advances (to) from affiliate...........        26.8              (40.1)             13.3             .                    .
    Net borrowings on debt.................         .                 (0.3)              .               .                   (0.3)
    Other..................................        (0.1)               .                 .               .                   (0.1)

    Net cash from (used in) financing
       activities..........................        26.7              (40.4)             13.3             .                   (0.4)

Change in cash and cash equivalents........         5.6                .                 0.5             .                    6.1
Cash and cash equivalents, beginning of
    period.................................        29.1                0.7               0.1             .                   29.9

Cash and cash equivalents, end of period...    $   34.7           $    0.7          $    0.6          $  .               $   36.0





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1998
                                  (UNAUDITED)


(6)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1997
                             (dollars in millions)
                                  (Unaudited)


                                                                                     NON-
                                                 PARENT          GUARANTOR        GUARANTOR
                                                COMPANY         SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS        CONSOLIDATED

Cash flows from (used in) operating activities $  (21.7)          $   39.6          $  (17.8)         $  .               $    0.1
Cash flows from (used in) investing activities:
    Capital expenditures...................         .                 (6.5)              .               .                   (6.5)
    Other..................................        (1.8)               0.4               0.2             .                   (1.2)

    Net cash from (used in) investing activities   (1.8)              (6.1)              0.2             .                   (7.7)

Cash flows from (used in) financing activities:
    Proceeds from senior credit facilities.       175.0                .                 .               .                  175.0
    Repayment of senior credit facilities..      (138.8)               .                 .               .                 (138.8)
    Issuance of senior subordinated debt...       247.0                .                 .               .                  247.0
    Issuance of common stock...............       134.6                .                 .               .                  134.6
    Retirement of common stock.............      (337.5)               .                 .               .                 (337.5)
    Payment of recapitalization fees and
       expenses............................       (52.0)               .                 .               .                  (52.0)
    Advances (to) from affiliate...........        15.2              (33.3)             18.1             .                    .
    Net borrowings (payments) on debt......        17.2               (0.1)              .               .                   17.1
    Other..................................         .                  .                 .               .                    .

    Net cash from (used in) financing
        activities.........................        60.7              (33.4)             18.1             .                   45.4

Change in cash and cash equivalents........        37.2                0.1               0.5             .                   37.8
Cash and cash equivalents, beginning of
    period.................................         2.6                1.3               .               .                    3.9

Cash and cash equivalents, end of period...    $   39.8           $    1.4          $    0.5          $  .               $   41.7




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter and six months ended June 30, 1998 as compared to the quarter and six months ended June 30, 1997, which should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

     The following table reflects the Company's historical results of operations for the quarter ended June 30, 1998 compared to the results for the comparable period of 1997.

                                        QUARTER ENDED JUNE 30,
                                      1998                  1997

                               AMOUNT      % OF     AMOUNT      % OF
                                          SALES                 SALES

                                         (DOLLARS IN MILLIONS)
Net sales

 Air Distribution Products...  $  51.8     27.1%     $  48.5     24.8%
 Plumbing Fixtures...........     40.1     21.0         39.9     20.4
 Air Power Products..........     99.0     51.9        107.3     54.8

   Total.....................   $190.9    100.0%     $ 195.7    100.0%

Gross earnings...............  $  34.8     18.2%     $  36.8     18.8%
Operating income before
 Recapitalization expenses     $  17.3      9.1%     $  20.2     10.3%

Operating income (loss)......  $  17.3      9.1%     $ (16.1)    (8.2)%

     Net sales for the quarter of $190.9 million were $4.8 million or 2.5% lower than the second quarter of 1997. The increased net sales in Air Distribution Products of $3.3 million were primarily due to increased sales volume of residential and light commercial registers as well as strong activity in heavy commercial products, partially offset by reduced pricing in flexible duct product compared to the second quarter of 1997. The decrease in Air Power Products was primarily due to a net decrease in pressure washer sales of $11.0 million due primarily to the loss of customers resulting from the Company's adoption of a "no returns policy", partially offset by increased generator sales of $3.8 million due to storm activity, as well as increased compressor volume of $1.1 million.

     Gross earnings of $34.8 million were $2.0 million or 5.4% lower than the comparable 1997 period. Margins in Air Power Products improved from the second quarter of 1997 due to plant efficiencies and cost reduction programs; however, these improvements were partially offset by the fact that margins reflected on pressure washer sales in the first two quarters of 1997 were based on estimated return costs that were lower than those actually experienced later in the year. Second quarter results continue to be affected by manufacturing inefficiencies in Plumbing Fixtures. The Company has instituted cost controls, revised process flows, implemented management changes and committed additional capital for cost reduction programs in order to improve its manufacturing costs. Gross margin declined to 18.2% in 1998 from 18.8% in 1997 due to the above mentioned factors in addition to the lower pricing for flexible duct products.

     The operating loss in the second quarter of 1997 included $36.3 million of expenses recorded in connection with the Recapitalization. Excluding the effects of the Recapitalization in June 1997, operating income decreased $2.9 million to $17.3 million in 1998 from $20.2 million in 1997. This decrease was primarily due to the net decrease in sales volume and reduced pricing mentioned above, together with an increased investment in managerial and technical personnel.

     Net interest expense increased to $10.9 million from $4.0 million in 1997 due to the new debt structure that resulted from the Recapitalization in June 1997.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     The following table reflects the Company's historical results of operations for the six months ended June 30, 1998 compared to the results for the comparable period of 1997.

                                       SIX MONTHS ENDED JUNE 30,
                                      1998                  1997

                               AMOUNT      % OF     AMOUNT      % OF
                                          SALES                 SALES

                                         (DOLLARS IN MILLIONS)
Net sales
 Air Distribution Products...  $  97.1     26.8%     $  90.3     25.4%
 Plumbing Fixtures...........     76.5     21.1         78.6     22.1
 Air Power Products..........    188.7     52.1        187.0     52.5

   Total.....................  $ 362.3    100.0%     $ 355.9    100.0%


Gross earnings...............  $  59.9     16.5%     $  65.0     18.3%
Operating income before
 Recapitalization expenses     $  26.8      7.4%     $  33.0      9.3%

Operating income (loss)......  $  26.8      7.4%     $  (3.3)    (0.9)%


     Net sales for the first six months of 1998 were $362.3 million, an increase of $6.4 million over 1997 comparable results. Air Distribution Products continues to benefit from strong activity in residential and light commercial as well as heavy commercial products, partially offset by reduced pricing in flexible duct products. The decrease in Plumbing Fixtures is due primarily to unfavorable weather conditions affecting wholesaler and contractor demand in the first quarter, primarily on the West Coast. The increase in Air Power Products is primarily due to continued strong sales of compressors and generators totaling $18.5 million, partially offset by a lower volume of pressure washers of $14.7 million due to the loss of customers resulting from the Company's implementation of a "no returns policy". Decreased volume of tools and accessories of $1.0 million and $1.1 million of automotive product no longer sold also contributed to the decline.

     Gross earnings of $59.9 million were $5.1 million or 7.8% lower than the comparable 1997 period. As previously discussed, margins in Air Power Products were lower than in 1997 due to estimated return costs used in the 1997 period that were lower than actually experienced later in the year, partially offset by plant efficiencies and cost reduction programs. Margins in Plumbing Fixtures have been adversely affected by manufacturing inefficiencies. The Company has instituted cost controls, revised process flows, implemented management changes and committed additional capital for cost reduction programs in order to improve its manufacturing costs. Gross margin declined from 18.3% to 16.5% due to above mentioned factors in addition to the lower pricing for flexible duct products.

     The operating loss for 1997 included $36.3 million of costs associated with the Recapitalization. Excluding the Recapitalization expenses, operating income for the six months ended June 30, 1998 was $6.2 million lower than the comparable 1997 period. This decrease is primarily due to the factors mentioned above.

     Interest expense increased from $6.8 million in 1997 to $21.6 million in 1998 due to the change in debt structure that resulted from the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

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


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)


     Net cash flow from operating activities amounted to $20.9 million in the first six months of 1998 compared to $0.1 million in the first six months of 1997. The increase of $20.8 million was due primarily to a reduced level of investment in working capital during the first six months of 1998 versus the comparable period in 1997, as well as the effects of the asset securitization program. Additionally, the 1997 period reflects the prepayment of a management advisory fee.

     As discussed in Note 4 to the Company's Condensed Consolidated Financial Statements, the Company acquired Warrior Glass on June 25, 1998. The consideration for Warrior consisted of $4.0 million in cash and a $2.7 million four-year, non-interest bearing note. The note was recorded at a discounted value of $2.1 million.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits:

        99.1  -  Letter to Bondholders

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



Dated:  August 14, 1998