Form 10-Q
period 1998-09-30
FALCON BUILDING PRODUCTS INC
filed 1998-11-16
CIK 923286

-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of October 31, 1998, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                     985,529 shares of Class A Common Stock
                    6,721,536 shares of Class B Common Stock
                     844,174 shares of Class C Common Stock
                      17,000 shares of Class D Common Stock

-------------------------------------------------------------------------------

                         FALCON BUILDING PRODUCTS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998
                                      INDEX


PART I.  Financial Information:                                         PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets .......................    3

         Condensed Consolidated Statements of Income and
         Comprehensive Income.........................................    4

         Condensed Consolidated Statements of Cash Flows..............    5

         Notes to Condensed Consolidated Financial Statements.........    6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.............   17

PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K.............................   21

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                           1998                 1997
                                                                     -----------------    -----------------
                                                                       (UNAUDITED)
                                 ASSETS

Current assets:
     Cash and cash equivalents.................................           $   45.6            $   29.9
     Inventories, net..........................................               81.4                79.5
     Other current assets......................................               55.7                34.0
                                                                         ------------        -----------
     Total current assets......................................              182.7               143.4

Property, plant and equipment, net.............................              106.1               101.3
Goodwill.......................................................               59.9                57.0
Other long-term assets.........................................               28.3                32.1
                                                                         ------------        -----------
     Total assets..............................................           $  377.0            $  333.8
                                                                         ------------        -----------
                                                                         ------------        -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion long-term debt............................           $    2.0            $    1.5
     Accounts payable..........................................               54.6                34.0
     Accrued liabilities.......................................               62.2                43.2
                                                                         ------------        -----------
     Total current liabilities.................................              118.8                78.7

Senior indebtedness............................................              176.2               175.6
Senior subordinated notes......................................              261.3               252.7
Accrued employee benefit obligations...........................                9.6                 9.2
Other long-term liabilities....................................               24.6                31.3
                                                                         ------------        -----------
     Total liabilities.........................................              590.5               547.5
                                                                         ------------        -----------

Stockholders' equity (deficit):
     Common stock..............................................                0.1                 0.1
     Retained deficit..........................................             (211.8)             (211.8)
     Other.....................................................               (1.8)               (2.0)
                                                                         ------------        -----------
     Total stockholders' equity (deficit)......................             (213.5)             (213.7)
                                                                         ------------        -----------

Total liabilities and stockholders' equity.....................           $  377.0            $  333.8
                                                                         ------------        -----------
                                                                         ------------        -----------








                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                        QUARTER ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------    ---------------------------------------
                                                          1998                1997                1998              1997
                                                       ------------       -------------       -------------     --------------

Net sales......................................          $  197.5           $  172.7             $  559.8          $  528.6
Cost of sales (Note 4).........................             166.5              143.6                468.9             434.5
                                                       ------------       -------------       -------------     --------------

     Gross earnings............................              31.0               29.1                 90.9              94.1

Selling and administrative expenses............              16.3               15.9                 47.5              45.8
Securitization expense.........................               0.9                1.0                  2.8               3.1
Restructuring and Other Charges (Note 4).......               7.3               --                    7.3              --
Recapitalization expenses......................                --               --                     --              36.3
                                                       ------------       -------------       -------------     --------------
     Operating income..........................               6.5               12.2                 33.3               8.9

Net interest expense...........................              11.0               10.8                 32.7              17.6
                                                       ------------       -------------       -------------     --------------

Income (loss) before income taxes..............              (4.5)               1.4                  0.6              (8.7)

Provision (benefit) for income taxes...........              (1.8)               0.6                  0.2               2.8
                                                       ------------       -------------       -------------     --------------

Income (loss) before extraordinary item........              (2.7)               0.8                  0.4             (11.5)

Extraordinary item:
     Early extinguishment of debt, net of tax
     benefit of $0.9 million...................              --                  --                   --               (1.5)
                                                       ------------       -------------       -------------     --------------

Net income (loss)..............................            $ (2.7)             $  0.8              $  0.4            $(13.0)
                                                       ------------       -------------       -------------     --------------
                                                       ------------       -------------       -------------     --------------

Comprehensive income (loss)....................            $ (2.7)             $  0.8              $  0.4            $(13.0)
                                                       ------------       -------------       -------------     --------------
                                                       ------------       -------------       -------------     --------------








                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                            1998              1997
                                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................................       $  0.4             $(13.0)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization ..................................................         14.9               13.5
     Accretion of debt discount on subordinated debt ................................          8.7                3.1
     Restructuring and other charges ................................................          8.3               --
     Recapitalization expenses ......................................................         --                 36.3
     Early extinguishment of debt ...................................................         --                  1.5
     Cash effect of changes in working capital balances, accrued employee benefit obligations, and other long-term liabilities,
       excluding the effects of acquisitions ........................................          5.4              (31.7)
                                                                                            ------             ------
   Net cash from operating activities ...............................................         37.7                9.7
                                                                                            ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses ...........................................................         (4.0)              --
   Capital expenditures .............................................................        (15.4)             (11.7)
   Other ............................................................................         (1.5)              (1.0)
                                                                                            ------             ------
   Net cash used in investing activities ............................................        (20.9)             (12.7)
                                                                                            ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior credit facilities ...........................................         --                175.0
   Repayment of senior credit facilities ............................................         --               (138.8)
   Issuance of senior subordinated notes ............................................         --                247.0
   Issuance of common stock .........................................................         --                134.6
   Retirement of common stock .......................................................         --               (337.5)
   Payment of Recapitalization fees and expenses ....................................         --                (53.6)
   Net borrowings (repayments) on debt ..............................................         (1.1)              17.1
                                                                                            ------             ------
   Net cash (used in) from financing activities .....................................         (1.1)              43.8
                                                                                            ------             ------

CHANGE IN CASH AND CASH EQUIVALENTS .................................................         15.7               40.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................         29.9                3.9
                                                                                            ------             ------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................       $ 45.6             $ 44.7
                                                                                            ------             ------
                                                                                            ------             ------





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


(1)      SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:

         The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. ("Falcon" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments and the restructuring and other charges described in Note 4, are included for fair presentation. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1997.

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

(2)      INVENTORIES

         Inventory consists of the following (in millions):

                                                   SEPTEMBER 30,          DECEMBER 31,
                                                       1998                   1997
                                                --------------------     ----------------
                                                   (UNAUDITED)

     Raw materials and supplies..............        $  31.2                 $  27.8
     Work in process.........................           12.3                    12.0
     Finished goods..........................           37.9                    39.7
                                                   -------------           -----------
                                                     $  81.4                 $  79.5
                                                   -------------           -----------
                                                   -------------           -----------

(3)      ACCOUNTS RECEIVABLE

         Included in the Company's financial statements as of September 30, 1998, in other current assets, is a net residual interest of $32.7 million associated with the $115.8 million of receivables sold under the accounts receivable securitization program as of that date, compared to $13.1 million associated with the $88.6 million of receivables sold as of December 31, 1997. The expense incurred on the sale of receivables under this program is presented as Securitization expense in the Condensed Consolidated Statement of Income.

(4)       RESTRUCTURING AND OTHER CHARGES

         In the third quarter of 1998, the Company recorded restructuring and other charges totaling $9.0 million, $7.9 million related to the reorganization of its Plumbing Fixtures business (the "Reorganization Plan") and a $1.1 million charge to write-down to market certain automotive product line fixed assets, previously utilized in Air Power Products. The Reorganization Plan involves: (1) the restructuring of the steel products enameling operations and the closure of the bath-tub pressing operations; (2) a reconfiguration of the Texas china plant, as new automated equipment is employed and new process controls are instituted; and (3) increased investment in manufacturing, finance, engineering and production control personnel.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

         The following table summarizes the costs reflected in the Company's Condensed Consolidated Financial Statements at September 30,1998; $7.3 million is reflected as Restructuring and Other Charges while $1.7 million is included in Cost of Sales (in millions):


                                                               RESTRUCTURING       RESTRUCTURING
                              RESTRUCTURING    OTHER             AND OTHER      CHARGES INCLUDED
                                  CHARGES       CHARGES           CHARGES       IN COST OF SALES           TOTAL
                              -------------    -----------    --------------   --------------------    -----------

Inventory......................    $  --            $ --           $ --              $ 1.7              $   1.7
Severance......................       0.8             --            0.8                --                   0.8
Professional fees..............       --              0.6           0.6                --                   0.6
Fixed asset write-downs........       3.5             --            3.5                --                   3.5
Workers compensation...........       1.3             --            1.3                --                   1.3
Other..........................       0.3             0.8           1.1                --                   1.1
                              ------------     -----------    --------------   -------------------     ----------
                                   $  5.9           $  1.4         $ 7.3             $ 1.7              $  9.0
                              ------------     -----------    --------------   -------------------     ----------
                              ------------     -----------    --------------   -------------------     ----------

         The Inventory adjustments relate primarily to a net realizable value adjustment to the carrying value of existing raw material and work-in-process inventories given the excess materials on hand as the Company exits its steel tub pressing operations and the new china manufacturing technologies are employed. The Severance costs are for 70 employees primarily in the steel operations who will be terminated as a result of the Reorganization Plan. These employees were notified during the third quarter of 1998. The Professional fees represent costs incurred for projects related primarily to the Company's china operations and fees for positions added as a result of the Reorganization Plan. The fixed asset write-downs relate primarily to the write-off of equipment which will no longer be used as a result of the Reorganization Plan, and a $1.1 million charge associated with the disposal of automotive product line assets. The Workers compensation costs represent the increase in claim experience incurred and/or expected to be incurred as a result of the Reorganization Plan. Other costs reflect relocation costs, increased employee costs and product costs that were incurred either prior to or as part of the implementation of the Reorganization Plan. Approximately $0.7 million has been expended related to the Reorganization Plan through September 30, 1998.

         While not reflected in the table above, the Company anticipates spending an additional $1.2 million in the next six to nine months in connection with the Reorganization Plan. Additionally, the Company will record a fourth quarter charge of approximately $1.0 million associated with the reorganization of its flex duct product line which is part of the Company's Air Distribution Business.

(5)      ACQUISITIONS

         On June 25, 1998, the Company acquired Warrior Glass & Aluminum Co., Inc. ("Warrior Glass"), a manufacturer of aluminum window wall systems used in light commercial applications. The consideration for Warrior consisted of $4.0 million in cash and a $2.7 million four-year, non-interest bearing note. The note was recorded at a discounted value of $2.1 million. The acquisition was accounted for as a purchase and resulted in $4.2 million of goodwill that is being amortized over 40 years.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(6)      LONG-TERM DEBT

         Senior indebtedness consists of the following (in millions):


                                                  SEPTEMBER 30,        DECEMBER 31,
                                                      1998                 1997
                                                ------------------    -------------
                                                  (UNAUDITED)
       Bank Credit Facility:

            Revolver.........................      $  --                  $  --
            Term.............................        174.0                  174.5
                                                 ---------------        ----------
            Total............................        174.0                  174.5
       Other    .............................          4.2                    2.6
       Less:  Current Portion................         (2.0)                  (1.5)
                                                 ---------------        ----------
            Senior indebtedness..............      $ 176.2                $ 175.6
                                                 ---------------        ----------
                                                 ---------------        ----------

          At September 30, 1998, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $122.5 million at September 30, 1998.

         Senior Subordinated Notes consist of the following (in millions):

                                                SEPTEMBER 30,        DECEMBER 31,
                                                    1998                 1997
                                              ------------------    ----------------
                                                (UNAUDITED)

     Notes.................................       $ 145.0               $ 145.0
     Discount Notes........................         116.3                 107.7
                                               ---------------        ----------
                                                  $ 261.3               $ 252.7
                                               ---------------        ----------
                                               ---------------        ----------

(7)       YEAR 2000 READINESS PROGRAM

         As further discussed in Management's Discussion and Analysis, the Company has implemented a Year 2000 readiness program. It is currently estimated that the aggregate cost of the Company's Year 2000 readiness program will be approximately $1.7 million, of which approximately $0.8 million has been spent as of September 30, 1998. Please refer to the Management's Discussion and Analysis section of this report for a complete discussion on the Year 2000 issue.

(8)      GUARANTOR SUBSIDIARIES

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

                    FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 SEPTEMBER 30, 1998
                                    (UNAUDITED)

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               September 30, 1998
                              (dollars in millions)
                                   (Unaudited)

                                                                        NON-
                                             PARENT     GUARANTOR     GUARANTOR
                                             COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             -------   ------------   -----------  ------------   ------------
                                                         ASSETS

Current assets:
      Cash and cash equivalents ......       $ 44.6       $  0.6        $  0.4        $ --          $ 45.6
      Inventories, net ...............         --           81.4          --            --            81.4
      Other current assets ...........          0.9         22.1          32.7          --            55.7
                                             ------       ------        ------        ------        ------
      Total current assets ...........         45.5        104.1          33.1          --           182.7

Property, plant and equipment, net ..           0.5        105.6          --            --           106.1

Goodwill ............................          --           59.9          --            --            59.9
Investment in and advances
     to/from subsidiaries ...........         161.3        (77.6)        (26.6)        (57.1)         --
Other long-term assets ..............          25.2          3.1          --            --            28.3
                                             ------       ------        ------        ------        ------
     Total assets ...................        $232.5       $195.1        $  6.5        $(57.1)       $377.0
                                             ------       ------        ------        ------        ------
                                             ------       ------        ------        ------        ------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion long-term debt .....    $  1.0      $   1.0        $ --          $ --          $  2.0

     Accounts payable ...................       0.1         54.5          --            --            54.6
     Accrued liabilities ................       5.9         55.9           0.4          --            62.2
                                             ------       ------        ------        ------        ------
     Total current liabilities ..........       7.0        111.4           0.4          --           118.8

Long-term debt ..........................     434.4          3.1          --            --           437.5
Other long-term liabilities .............       4.6         29.6          --            --            34.2
                                             ------       ------        ------        ------        ------
     Total liabilities ..................     446.0        144.1           0.4          --           590.5
                                             ------       ------        ------        ------        ------
Stockholders' equity (deficit):
     Common stock .......................       0.1         --            --            --             0.1
     Additional paid-in capital .........      --           42.9           6.5         (49.4)         --
     Retained earnings (deficit) ........    (211.8)         8.1          (0.4)         (7.7)       (211.8)
     Other ..............................      (1.8)        --            --            --            (1.8)
                                             ------       ------        ------        ------        ------
     Total stockholders' equity (deficit)    (213.5)        51.0           6.1         (57.1)       (213.5)
                                             ------       ------        ------        ------        ------
Total liabilities and stockholders' equity   $232.5       $195.1        $  6.5        $(57.1)       $377.0
                                             ------       ------        ------        ------        ------
                                             ------       ------        ------        ------        ------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1998

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1997
                              (dollars in millions)

                                                                            NON-
                                               PARENT       GUARANTOR    GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ---------   ------------   -----------   ------------  ------------
                                     ASSETS

Current assets:

     Cash and cash equivalents ............   $   29.1      $    0.7       $   0.1       $  --         $   29.9
     Inventories, net .....................       --            79.5          --            --             79.5
     Other current assets .................        1.1          19.8          13.1          --             34.0
                                              --------       -------       -------       -------       --------
     Total current assets .................       30.2         100.0          13.2          --            143.4

Property, plant and equipment, net ........        0.2         101.1          --            --            101.3


Goodwill ..................................       --            57.0          --            --             57.0
Investment in and advances
     to/from subsidiaries .................      174.4        (135.5)         (7.6)        (31.3)          --
Other long-term assets ....................       27.4           4.7          --            --             32.1
                                              --------       -------       -------       -------       --------
     Total assets .........................   $  232.2      $  127.3       $   5.6       $ (31.3)      $  333.8
                                              --------       -------       -------       -------       --------
                                              --------       -------       -------       -------       --------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion long-term debt .......   $    1.0      $    0.5       $  --           $  --       $    1.5


     Accounts payable .....................        0.3          33.7          --              --           34.0
     Accrued liabilities ..................       14.2          29.0          --              --           43.2
                                              --------       -------       -------       ---------     --------
     Total current liabilities ............       15.5          63.2          --              --           78.7

Long term debt ............................      426.2           2.1          --              --          428.3
Other long-term liabilities ...............        4.2          36.3          --              --           40.5
                                              --------       -------       -------       ---------     --------
     Total liabilities ....................      445.9         101.6          --              --          547.5
                                              --------       -------       -------       ---------     --------

Stockholders' equity (deficit):

     Common stock .........................        0.1          --            --            --              0.1
     Additional paid-in capital ...........       --            42.9           6.5         (49.4)          --
     Retained earnings (deficit) ..........     (211.8)        (17.2)         (0.9)         18.1         (211.8)

     Other ................................       (2.0)         --            --            --             (2.0)
                                              --------       -------       -------       -------       --------
     Total stockholders' equity (deficit)..     (213.7)         25.7           5.6         (31.3)        (213.7)
                                              --------       -------       -------       -------       --------
Total liabilities and stockholders' equity    $  232.2      $  127.3       $   5.6       $ (31.3)      $  333.8
                                              --------       -------       -------       -------       --------
                                              --------       -------       -------       -------       --------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        Three Months Ended September 30, 1998
                              (dollars in millions)
                                   (Unaudited)

                                                                            NON-
                                               PARENT       GUARANTOR    GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ---------   ------------   -----------   ------------  ------------
Net sales ...............................     $  --         $  197.5       $  --          $  --       $  197.5
Cost of sales ...........................        --            166.5          --             --          166.5
                                              -------       --------       -----          --------    --------
     Gross earnings .....................        --             31.0          --             --           31.0
Selling and administrative expenses .....         1.9           14.4          --             --           16.3
Securitization expense ..................         1.8         --            (0.9)           --            0.9
Restructuring and other charges .........        --              7.3          --             --            7.3
                                              -------       --------       -----          --------    --------
     Operating income (loss) ............        (3.7)           9.3         0.9            --            6.5
Net interest expense ....................        10.6         --             0.4            --           11.0
                                              -------       --------       -----          --------    --------
Income (loss) before income taxes .......       (14.3)           9.3         0.5            --           (4.5)
Provision (benefit) for income taxes ....        (5.6)           3.6         0.2            --           (1.8)
                                              -------       --------       -----          --------    --------
Income (loss) before equity in
income of consolidated subsidiaries......        (8.7)           5.7         0.3            --           (2.7)

Equity in income of consolidated subsidiaries     6.0         --              --           (6.0)           --
                                              -------       --------       ------          --------    --------
Net income (loss) .......................     $  (2.7)      $    5.7       $ 0.3         $ (6.0)     $  (2.7)
                                            ----------     --------        -------          ------      --------
                                            ----------     -------        -------          ------      --------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(8)    GUARANTOR SUBSIDIARIES (CONTINUED)

                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  Three Months Ended September 30, 1997
                              (dollars in millions)
                                   (Unaudited)

                                                                            NON-
                                               PARENT       GUARANTOR    GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ---------   ------------   -----------   ------------  ------------

Net sales ....................................  $ --         $172.7          $ --          $ --         $172.7
Cost of sales ................................    --          143.6            --            --          143.6
                                                ------       ------          ------        ------       ------
     Gross earnings ..........................    --           29.1            --            --           29.1
Selling and administrative expenses ..........     2.0         13.9            --            --           15.9
Securitization expenses ......................     1.3         --              (0.3)         --            1.0
                                                ------       ------          ------        ------       ------
     Operating income (loss) .................    (3.3)        15.2             0.3          --           12.2
Net interest expense .........................    10.3          0.1             0.4          --           10.8
                                                ------       ------          ------        ------       ------
Income (loss) before income taxes ............   (13.6)        15.1            (0.1)         --            1.4
Provision (benefit) for income taxes .........    (5.4)         6.0            --            --            0.6
                                                ------       ------          ------        ------       ------
Income (loss) before equity in income of
     consolidated subsidiaries ...............    (8.2)         9.1            (0.1)         --            0.8

Equity in income of consolidated subsidiaries.     9.0         --              --            (9.0)        --
                                                ------       ------          ------        ------       ------
Net income (loss) ............................  $  0.8       $  9.1          $ (0.1)       $ (9.0)      $  0.8
                                                ------       ------          ------        ------       ------
                                                ------       ------          ------        ------       ------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Nine months Ended September 30, 1998
                              (dollars in millions)
                                   (Unaudited)

                                                                            NON-
                                               PARENT       GUARANTOR    GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ---------   ------------   -----------   ------------  ------------
Net sales ....................................  $  --      $  559.8        $  --          $  --       $  559.8
Cost of sales ................................     --         468.9           --             --          468.9
                                                ------       ------          ------        ------       ------

     Gross earnings ..........................     --          90.9           --             --           90.9
Selling and administrative expenses ..........      5.3        42.2           --             --           47.5
Securitization expense .......................      4.8        --            (2.0)           --            2.8
Restructuring and other charges ..............     --           7.3           --             --            7.3
                                                ------       ------          ------        ------       ------
     Operating income (loss) .................    (10.1)       41.4           2.0            --           33.3
Net interest expense .........................     31.3         0.2           1.2            --           32.7
                                                ------       ------          ------        ------       ------
Income (loss) before income taxes ............    (41.4)       41.2           0.8            --            0.6
Provision (benefit) for income taxes .........    (16.0)       15.9           0.3            --            0.2
                                                ------       ------          ------        ------       ------
Income (loss) before equity in income of .....    (25.4)       25.3           0.5            --            0.4
     consolidated subsidiaries
Equity in income of consolidated subsidiaries.     25.8        --             --          (25.8)          --
                                                ------       ------          ------        ------       ------
Net income (loss) ............................  $   0.4    $   25.3        $  0.5       $ (25.8)      $    0.4
                                                ------       ------          ------        ------       ------
                                                ------       ------          ------        ------       ------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

                        Nine months Ended September 30, 1997
                              (dollars in millions)

                                   (Unaudited)

                                                                            NON-
                                               PARENT       GUARANTOR    GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ---------   ------------   -----------   ------------  ------------
Net sales ..................................... $   --       $ 528.6        $--            $--       $  528.6
Cost of sales .................................     --         434.5         --             --          434.5
                                                --------     -------        ------        ------     --------
     Gross earnings ...........................     --          94.1         --             --           94.1
Selling and administrative expenses ...........      4.5        41.3         --             --           45.8
Securitization expenses .......................      4.4        --          (1.3)           --            3.1
Recapitalization expenses .....................     36.3        --           --             --           36.3
                                                --------     -------        ------        ------     --------
     Operating income (loss) ..................    (45.2)       52.8         1.3            --            8.9
Net interest expense ..........................     16.1         0.2         1.3            --           17.6
                                                --------     -------        ------        ------     --------
Income (loss) before income taxes .............    (61.3)       52.6         --             --           (8.7)
Provision (benefit) for income taxes ..........    (18.0)       20.8         --             --            2.8
                                                --------     -------        ------        ------     --------
Income (loss) before extraordinary item and
     equity in income of consolidated
     subsidiaries .............................    (43.3)       31.8         --             --          (11.5)

Extraordinary item:
     Early extinguishment of debt, net of  tax
     benefit of $0.9 million ..................     (1.5)       --           --             --           (1.5)

                                                --------     -------       -------       -------       --------


Income (loss) before equity in income of
     consolidated subsidiaries ................    (44.8)       31.8         --             --          (13.0)

Equity in income of consolidated subsidiaries..     31.8        --           --            (31.8)        --
                                                --------     -------        ------       -------     --------
Net income (loss) ............................. $  (13.0)    $  31.8        $--          $ (31.8)    $  (13.0)
                                                --------     -------        ------       -------     --------
                                                --------     -------        ------       -------     --------


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine months Ended September 30, 1998
                              (dollars in millions)
                                   (Unaudited)

                                                                              NON-
                                                 PARENT       GUARANTOR    GUARANTOR
                                                 COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                ---------   ------------   -----------   ------------  ------------
Cash flows from (used in) operating activities   $ (21.7)      $  78.1      $ (18.7)        $  --         $  37.7
                                                 --------      -------      -------         -------      --------
Cash flows used in investing activities:
  Purchase of business .......................    --              (4.0)        --              --            (4.0)
  Capital expenditures .......................      (0.4)        (15.0)        --              --           (15.4)
  Other ......................................      (0.8)         (0.7)        --              --            (1.5)
                                                 --------      -------      -------         -------      --------
  Net cash used in investing activities ......      (1.2)        (19.7)        --              --           (20.9)
                                                 --------      -------      -------         -------      --------
Cash flows from (used in) financing activities:
  Advances (to) from affiliate ...............      38.9         (57.9)        19.0            --            --
  Net borrowings on debt .....................      (0.5)         (0.6)        --              --            (1.1)
                                                 --------      -------      -------         -------      --------
  Net cash from (used in) financing activities      38.4         (58.5)        19.0            --            (1.1)
                                                 --------      -------      -------         -------      --------
Change in cash and cash equivalents ..........      15.5          (0.1)         0.3            --            15.7
Cash and cash equivalents, beginning of
  period .....................................      29.1           0.7          0.1            --            29.9
                                                 --------      -------      -------         -------      --------
  Cash and cash equivalents, end of period ...   $  44.6       $   0.6      $   0.4         $  --         $  45.6
                                                 --------      -------      -------         -------      --------
                                                 --------      -------      -------         -------      --------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(8)      GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine months Ended September 30, 1997
                              (dollars in millions)
                                   (Unaudited)

                                                                              NON-
                                                    PARENT       GUARANTOR    GUARANTOR
                                                    COMPANY    SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                   ---------   ------------   -----------   ------------  ------------
Cash flows from (used in) operating activities ...  $ 11.4       $ 52.8        $(22.7)       $(31.8)       $  9.7
                                                   --------      -------       -------       -------      --------
Cash flows from (used in) investing activities:
     Capital expenditures ........................    --          (11.7)          --            --          (11.7)
     Other .......................................    (1.9)         0.7           0.2           --           (1.0)
                                                   --------      -------       -------       -------      --------
     Net cash from (used in) investing activities     (1.9)       (11.0)          0.2           --          (12.7)
                                                   --------      -------       -------       -------      --------
Cash flows from (used in) financing activities:
     Proceeds from senior credit facilities ......   175.0          --            --            --          175.0
     Repayment of senior credit facilities .......  (138.8)         --            --            --         (138.8)
     Issuance of senior subordinated debt ........   247.0          --            --            --          247.0
     Issuance of common stock ....................   134.6          --            --            --          134.6
     Retirement of common stock ..................  (337.5)         --            --            --         (337.5)
     Payment of recapitalization fees and
        expenses .................................   (53.6)         --            --            --          (53.6)
     Advances (to) from affiliate ................   (12.9)       (41.9)         23.0          31.8          --
     Net borrowings on debt ......................    17.3         (0.2)         --            --            17.1
                                                   --------      -------       -------       -------      --------
     Net cash from (used in) financing activities     31.1        (42.1)         23.0          31.8          43.8
                                                   --------      -------       -------       -------      --------
Change in cash and cash equivalents ..............    40.6         (0.3)          0.5          --            40.8
Cash and cash equivalents, beginning of
      period .....................................     2.6          1.3          --            --             3.9
                                                   --------      -------       -------       -------      --------
Cash and cash equivalents, end of period .........  $ 43.2       $  1.0        $  0.5         $--          $ 44.7
                                                   --------      -------       -------       -------      --------
                                                   --------      -------       -------       -------      --------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter and nine months ended September 30, 1998 as compared to the quarter and nine months ended September 30, 1997. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         The following table reflects the Company's historical results of operations for the quarter ended September 30, 1998 compared to the results for the comparable period of 1997.

                                                                 QUARTER ENDED SEPTEMBER 30,
                                                 ------------------------------------------------------------
                                                            1998                            1997
                                                 ----------------------------    ----------------------------
                                                  AMOUNT         % OF SALES       AMOUNT         % OF SALES
                                                 ----------     -------------    ----------     -------------
                                                                    (DOLLARS IN MILLIONS)
Net sales
   Air Distribution Products.............        $  61.0             30.9%          $  50.4          29.2%
   Plumbing Fixtures.....................           40.1             20.3              43.3          25.1
   Air Power Products....................           96.4             48.8              79.0          45.7
                                                ----------      --------------   ----------     -------------
      Total..............................        $ 197.5            100.0%          $ 172.7         100.0%
                                                ----------      --------------   ----------     -------------
                                                ----------      --------------   ----------     -------------
   Gross earnings..........................      $  31.0             15.7%          $  29.1          16.9%
   Operating income before Restructuring
        and other charges..................      $  15.5              7.8%          $  12.2           7.1%
   Operating income........................      $   6.5              3.3%          $  12.2           7.1%

         Net sales for the quarter of $197.5 million were $24.8 million or 14.3% higher than the third quarter of 1997. Excluding $3.0 million of net sales generated by acquisitions in Air Distribution Products, net sales increased $21.8 million or 12.6%. The increased sales in Air Distribution Products of $10.6 million was primarily due to increased sales volume across all product segments as well as acquisitions. The decrease in Plumbing Fixtures was primarily due to reduced volume of china products as the lack of availability of certain steel and china products caused shortages in filling certain orders. Backlog in Plumbing Fixtures continues at approximately $7.5 million. The increase in Air Power Products was primarily due to increased sales of compressors of $11.5 million and generators of $8.6 million due to penetration at new home improvement retailers and summer storm activity, respectively, partially offset by decreased volume of tools and accessories.

         Excluding $1.7 million of restructuring costs included in cost of sales, gross earnings of $32.7 million were $3.6 million or 12.4% higher than the comparable 1997 period. This increase was primarily due to increased volume as well as cost reductions in Air Distribution and Air Power Products. However, third quarter results continue to be affected by manufacturing inefficiencies in Plumbing Fixtures. The Company has instituted a reorganization plan for the Plumbing Fixtures business which includes exiting the steel tub pressing operations, restructuring its steel enameling operations, replacing various components of its china manufacturing operations with more cost efficient and technologically improved manufacturing techniques. Gross margin excluding restructuring charges decreased to 16.6% in 1998 from 16.9 % in 1997 due to the above mentioned factors.

         Excluding restructuring and other charges of $9.0 million, of which $1.7 million is in Cost of Sales, operating income for the third quarter of 1998 improved $3.3 million or 27.1% from the comparable 1997 period. Volume increases in both Air Distribution Products and Air Power Products contributed to improved operating results that were partially offset by manufacturing inefficiencies in Plumbing Fixtures. As noted above, the Company has initiated a restructuring plan for its Plumbing Fixtures business. In addition, the September 1998 results include a $1.1 million charge to value the Air Power automotive product line to estimated net realizable value as the Company has elected to dispose of the product line. The Plumbing Fixtures restructuring plan is more fully described in Note 4 to the Condensed Consolidated Financial Statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
       SEPTEMBER 30, 1997

         The following table reflects the Company's historical results of operations for the nine months ended September 30, 1998 compared to the results for the comparable period of 1997.


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------
                                                             1998                            1997
                                                  ----------------------------    ----------------------------
                                                   AMOUNT         % OF SALES       AMOUNT         % OF SALES
                                                  ----------     -------------    ----------     -------------
                                                                     (DOLLARS IN MILLIONS)
  Net sales
  Air Distribution Products .................       $158.1            28.2%         $140.7            26.6%
  Plumbing Fixtures .........................        116.6            20.8           121.9            23.1
  Air Power Products ........................        285.1            51.0           266.0            50.3
                                                    ------          ------          ------          ------
     Total ..................................       $559.8           100.0%         $528.6           100.0%
                                                    ------          ------          ------          ------
                                                    ------          ------          ------          ------
Gross earnings ..............................       $ 90.9            16.2%         $ 94.1            17.8%
Operating income before Restructuring,
     Recapitalization and other charges .....       $ 42.3             7.5%         $ 45.2             8.5%
Operating income (loss) .....................       $ 33.3             5.9%         $  8.9             1.7%

         Net sales for the first nine months of 1998 were $559.8 million, an increase of $31.2 million over 1997 comparable results. Excluding acquisitions, net sales increased $28.2 million. Air Distribution Products sales benefited from increased volume in all product categories, partially offset by reduced pricing in flexible duct products. Plumbing Fixtures was negatively affected by the lack of certain product availability that resulted in lower sales volume of china products, increasing backlog. The increase in Air Power Products was primarily due to strong sales of generators and compressors. These increases were partially offset by a decrease in pressure washer sales of $13.4 million due to the loss of customers resulting from the Company's implementation of a "no returns policy", as well as decreased volume of tools and accessories and $1.2 million of automotive products which have been discontinued.

         Excluding $1.7 million of restructuring costs included in cost of sales, gross earnings of $92.6 million were $1.5 million or 1.6% lower than the comparable 1997 period. This decrease is primarily due to manufacturing inefficiencies within Plumbing Fixtures. The Company has instituted cost controls, revised process flows, and instituted a restructuring plan, as more fully described in Note 4, in order to improve its manufacturing costs. Gross margin excluding restructuring charges declined from 17.8% to 16.5% due to the above mentioned factors along with pricing accommodations to institute a no returns policy for pressure washers.

         Excluding restructuring and other charges of $9.0 million (of which $1.7 million is in Cost of Sales) in 1998 and recapitalization expenses of $36.3 million in 1997, operating income in 1998 was $2.9 million lower than the comparable 1997 period. This decrease was primarily due to the manufacturing inefficiencies in Plumbing Products as well as increased operating expenses and reduced pricing noted above.

         Net interest expense increased to $32.7 million from $17.6 million in 1997 due to the new debt structure that resulted from the Recapitalization in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that operating cash flows, availability under the Bank Credit Facility and funds available under its accounts receivable securitization program will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures, consummate the Plumbing Fixtures restructuring plan and meet other operating needs for the foreseeable future.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

         Net cash flow from operating activities amounted to $37.7 million in the first nine months of 1998 compared to $9.7 million in the first nine months of 1997. The increase of $28.0 million was due primarily to a reduced level of investment in working capital during the first nine months of 1998 versus the comparable period in 1997, as well as the effects of the asset securitization program. Additionally, the 1997 period reflects the prepayment of a management advisory fee in connection with recapitalization.

         The Company anticipates spending an additional $6.6 million on capital expenditures in the fourth quarter, bringing the total for the year to $22.0 million. These expenditures will be funded by cash flow from operations.

         In the fourth quarter of 1998, the Company anticipates recording a charge of approximately $1.0 million for the reorganization of its flex duct product line.

         As discussed in Note 5 to the Company's Condensed Consolidated Financial Statements, the Company acquired Warrior Glass on June 25, 1998. The consideration for Warrior consisted of $4.0 million in cash and a $2.7 million four-year, non-interest bearing note. The note was recorded at a discounted value of $2.1 million.

YEAR 2000 READINESS PROGRAM

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year, resulting in an inability to distinguish between the year 1900 and the year 2000. This programming may put business and governmental entities at risk for possible miscalculations or systems failures causing disruptions in their business operations. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

         The Company and each of its operating subsidiaries are in the process of implementing a Year 2000 readiness program with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issues before January 1, 2000. While some of the Company's systems are Year 2000 compliant, the Company is utilizing internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications or, if necessary, replace non-compliant software and hardware. Executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and customers. Each operating subsidiary is in a different stage of Year 2000 readiness.

         The assessment phase of the Year 2000 readiness program is substantially complete with all operating subsidiaries having identified the business systems that may require remediation or replacement and established priorities for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

         The second phase of the Year 2000 readiness program involves the actual remediation and replacement of business systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. Systems earmarked for retirement and replacement without regard to the Year 2000 issue have been evaluated for early replacement with Year 2000 compliant systems. The Company's objective is to complete substantially all remediation and replacement of internal business systems by the first quarter of 1999, and to complete final testing by the third quarter of 1999.

         As part of the Year 2000 readiness program, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits and other available means. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

         Because of the number of business systems used by the Company, in addition to the significant number of third parties that the Company depends on, the Company presently believes that it may experience some disruption in its business due to the Year 2000 issue. More specifically, because of the interdependent nature of business systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not Year 2000 compliant.

         The possible consequences of the Company or third parties not being fully Year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, inventory and supply obsolescence, and possible temporary plant closings. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 issue, but intends to establish such a plan during 1999 as part of its Year 2000 readiness program. Failure to meet critical milestones identified in our plans would precipitate alternative actions, including an acceleration of any contingency plan.

         It is currently estimated that the aggregate cost of the Company's Year 2000 readiness program will be approximately $1.7 million, of which approximately $0.8 million has been spent through September 30, 1998. These costs are being expensed as incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems, hardware or equipment, substantially all of which would be capitalized, are not included in the above estimates.

         THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE COMPANY'S YEAR 2000 READINESS PLAN INCLUDE THE AVAILABILITY OF RESOURCES, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

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

Dated:  November 16, 1998