Form 10-K405
period 1998-12-31
FALCON BUILDING PRODUCTS INC
filed 1999-03-31
CIK 923286

-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 1998 Commission file number: 1-13418

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

                                 Yes X    No ___
                                    ___

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

         As of March 1, 1999, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                        985,438 shares of Class A Common Stock
                       6,721,536 shares of Class B Common Stock
                        838,574 shares of Class C Common Stock
                         17,000 shares of Class D Common Stock

                  Documents Incorporated herein by Reference: None

-----------------------------------------------------------------------------

                           FALCON BUILDING PRODUCTS, INC.

                                    TABLE OF CONTENTS


PART I.                                                              PAGE

Item 1.  Business..................................................    3

Item 2.  Properties................................................    6

Item 3.  Legal Proceedings.........................................    6

Item 4.  Submission of Matters to a Vote of Security Holders.......    7

PART II.

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters.............................    8

Item 6.  Selected Financial Information............................    8

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................    9

Item 8.  Financial Statements and Supplementary Data...............   14

Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure................................   51

PART III.

Item 10. Directors and Executive Officers of the Registrant........   51

Item 11. Executive Compensation....................................   53

Item 12. Security Ownership of Certain Beneficial Owners
           and Management..........................................   57

Item 13. Certain Relationships and Related Transactions............   59

PART IV.

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.....................................   59

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Falcon Building Products, Inc. ("Falcon" or the "Company") is a leading domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets. The Company's products include air distribution products including residential grilles, registers and diffusers; ceramic, enameled steel and acrylic plumbing fixtures; and air compressors, pressure washers, electric generators and pneumatic tools. The products that contributed more than 10% of net sales in 1998, 1997 and 1996 were as follows: residential grilles, registers and diffusers as a group were 12%, 12% and 9%, respectively; ceramic china bathroom fixtures were 15%, 16% and 17%, respectively; air compressors were 27%, 24% and 23%, respectively; and pressure washers were 15%, 18% and 13%, respectively. The Company believes that its products are well regarded as being innovative, of high quality and competitively priced.

          The Company was incorporated in January 1994 as part of a reorganization of all of the entities comprising the building products segment of Eagle Industries, Inc. ("Eagle"). Eagle is controlled by Equity Holdings Limited, an Illinois limited partnership ("EHL"). In November 1994, the Company completed an initial public offering of 6,000,000 shares of Class A Common Stock (the "Offering").

         On June 17, 1997, the Company completed a merger transaction (the "Merger", and together with the financings described below, the "Recapitalization") with FBP Acquisition Corp. ("FBP"), a newly formed corporation organized on behalf of INVESTCORP S.A. ("Investcorp"), certain affiliates of Investcorp and other international investors, whereby FBP was merged with and into Falcon, with Falcon as the surviving corporation. The Merger resulted in Investcorp, its affiliates and certain other international investors owning approximately 88% of the capital stock of the Company. The Merger was accounted for as a recapitalization and, as such, the historical basis of the assets and liabilities of the Company were not affected. See Notes 5 and 7 to the Company's Consolidated Financial Statements (the "Financial Statements") for further discussion of the transaction and the financing arrangements entered into in order to consummate the Recapitalization.

         Air Distribution Products - The Company is a leading supplier of air distribution products and is the leading manufacturer of residential and light commercial grilles, registers and diffusers for heating, ventilating and air conditioning ("HVAC") applications. These products are marketed under the Hart & Cooley(R), Metlvent(R), Reliable(TM), Tuttle & Bailey(R), Woodwinds(TM) and Valley(TM) brand names. The Company manufactures more than 8,000 air distribution items, including metal grilles, registers and diffusers, flexible duct, gas vent and chimney systems, louvers, terminal units and electric duct heaters. Products are generally produced on a high-volume, low-cost basis; however, the standard product line is supplemented with custom-engineered products designed to meet specific size or performance requirements. In June 1998, the Company acquired a manufacturer of aluminum window wall systems used in light commercial applications. In January 1999, the Company acquired the assets and business of the Penn Ventilation Companies, Inc., a manufacturer of air moving and control equipment for commercial and industrial applications. See Note 18 to the Company's Consolidated Financial Statements for further discussion of this transaction.

         Air Power Products - The Company is a leading producer of consumer and commercial air compressors for home improvement applications. The Company manufactures a broad line of air compressors in the 3/4 to 10 horsepower range. These air compressors are electric or gasoline-driven with either oil-lubricated or oil-free pumps and are marketed under several brand names, including Air America(R), Charge Air Pro(R), Pro 4000(TM), Pro Air II(TM) and Steel Driver(R). The Company also manufactures air compressors under private-label programs, the most significant of which is the Craftsman(R) label for Sears Roebuck and Co. ("Sears"). In addition, the Company sells a variety of pneumatic tools such as paint spray guns, nailers and staplers, sanders and air hoses for use in home improvement applications. In 1995, several new product lines were introduced, including electric generators, pressure washers and OEM compressors. These new products, as is the case with compressors, are marketed primarily into retail and home center outlets. In January 1996, Falcon completed the acquisition of Ex-Cell Manufacturing Co., Inc. ("Ex-Cell"). Headquartered in Decatur, Arkansas, Ex-Cell is a leading manufacturer of pressure washers, marketed through the retail/home center distribution channel primarily under the Ex-Cell(R) brand name.

         Plumbing Fixtures - The Company is a leading domestic producer of high quality ceramic china bathroom fixtures, including toilets and lavatories. The Company also produces enameled steel bathroom tubs and sinks, and acrylic whirlpool tubs as well as brass and plastic trim and fittings. Products are largely targeted at the high volume, medium price point category and are primarily sold through wholesale and home center outlets to the residential construction and remodeling markets under the Mansfield(R) and Swirl-way(R) brand names. In December 1998, the Company sold an option to its shareholders which gives them an option to purchase its Plumbing Fixtures segment. See Note 14 of the Company's Consolidated Financial Statements for further discussion of the option.

BUILDING PRODUCTS INDUSTRY

         The building products industry depends primarily on the residential and commercial construction markets. The level of activity in the residential construction market depends on new housing starts and residential alteration and repair projects, which are affected to varying degrees by mortgage rates, inflation, unemployment, demographic trends, gross domestic product growth and consumer confidence. According to the U.S. Department of Commerce, domestic housing starts have fluctuated between 1.4 million and 1.6 million from 1994 to 1998. According to the U.S. Department of Commerce, residential alteration and repair expenditures have grown over the same period, from $115 billion in 1994 to approximately $119 billion in 1997. The Company estimates, based upon management's industry experience, that the residential alteration and repair market accounts for approximately 55% of the Company's net sales. The level of activity of the commercial construction market depends largely on vacancy rates and general economic conditions. According to the U.S. Department of Commerce, commercial construction activity has risen at an annualized rate of approximately 6% from 1993 to 1998.

MARKETING AND DISTRIBUTION

         The Company markets and distributes its products nationwide through a variety of distribution channels. Based on 1998 net sales, approximately 46% of the Company's products are distributed to wholesalers and manufacturers' representatives who sell to contractors serving the residential and commercial construction markets. Approximately 54% of the Company's net sales are made to mass merchandisers and retail chains, which sell to homeowners and contractors.

         The Company utilizes a combination of internal sales forces and various representatives to market and sell its products. The Company markets its residential and light commercial air distribution products nationwide to HVAC contractors through over 750 wholesale distributors. The Company provides sales support to these distributors through a direct field sales staff and a customer service group. Independent representatives are also used to supplement the field sales coverage. The Company markets its commercial and industrial air distribution products nationwide primarily to HVAC contractors through over 150 commercial representatives. The Company's commercial representative organization is supported by regional sales managers and a customer service group. The Company markets its ceramic china, acrylic whirlpool baths and enameled steel bathroom fixtures and brass fittings primarily through manufacturers' representatives, who sell to over 750 wholesale distributors with more than 1,300 locations throughout the U.S. These distributors sell to plumbers, building contractors and remodelers. The Company also supplies bathroom fixture products to the retail distribution channel, primarily through The Home Depot. The Company markets its air power products primarily through consumer distribution channels which include mass merchants, warehouse clubs, home centers, hardware cooperatives and farm and fleet cooperatives. The Company services these consumer channels through a direct sales staff and manufacturers' representatives.

         The Company's Air Power Products and Plumbing Fixtures segments reported net sales to Sears that accounted for approximately 17% of the Company's net sales in 1998. All of the Company's segments had net sales to The Home Depot that accounted for approximately 11% of the Company's net sales in 1998.

COMPETITION

         The building products industry is highly competitive and the Company competes with various international, national and regional suppliers in each of its product areas. In Air Distribution Products, the Company competes with divisions of three international manufacturers as well as various other smaller, regional competitors. In Plumbing Fixtures, the Company competes with divisions of three international manufacturers as well as various other smaller competitors. In Air Power Products, the Company competes with three large manufacturers as well as various smaller competitors. Some of the Company's competitors are larger, have greater financial resources and are less leveraged than the Company. The Company believes that it competes successfully in its markets on the basis of quality, service and product differentiation.

PATENTS, TRADEMARKS AND LICENSES

         The Company has been issued several patents worldwide. The Company believes that its patents are important to its business operations; however, the Company does not believe that the expiration or loss of any of its patents would have a material adverse effect on the Company.

         The Company owns a number of trademarks, including Hart & Cooley(R), Metlvent(R), Reliable(TM), Tuttle & Bailey(R), Woodwinds(TM), Valley(TM), Mansfield(R), Swirl-Way(R), Air America(R), Charge Air Pro(R), Ex-Cell(R) and Pro Air II(TM). The Company believes that its trademarks and its licenses are important to its business operations, but does not believe that the expiration or loss of any trademark or license would have a material adverse effect on the Company.

RAW MATERIALS AND SUPPLIERS

         The raw materials and component parts used in the Company's operations include steel, aluminum, clay, electric motors, pumps and mylar. Most of the Company's purchases are sourced domestically and nearly all of the Company's purchases are readily available through multiple sources. Raw material costs have remained relatively stable throughout 1998.

BACKLOG

         The Company's backlog at December 31, 1998 and 1997 was $32.8 million and $17.1 million, respectively. The increase was primarily the result of increased year-end orders and acquisitions. The backlog at December 31, 1998 is expected to be shipped during the first quarter of 1999.

EMPLOYEES

         The Company employed approximately 4,900 persons as of December 31, 1998. Approximately 2,300 hourly employees are covered by seven collective bargaining agreements expiring through 2003. The Company believes that its labor relations are satisfactory at all of its facilities.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. The Company believes that its business, operations and facilities have been and are being operated in compliance, in all material respects, with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities in the future. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

         Capital expenditures and expenses (including ordinary course of business hauling and disposal expenses) in 1998 attributable to environmental matters were not material in relation to the Company's consolidated financial position or results of operations.

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

ITEM 2.  PROPERTIES

         The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistent with the Company's plans and do not have substantial excess capacity. The Company's principal facilities consist of the following:


                                                                                   APPROX. SQUARE
               LOCATION                             PRINCIPAL USE                     FOOTAGE          LEASED/OWNED
  ------------------------------------  ---------------------------------------  ------------------- ------------------
  Air Distribution Products:
     Holland, Michigan...............   Office, Manufacturing, Warehouse               613,000           Owned
     Jackson, Tennessee..............   Manufacturing, Warehouse                       260,000           Leased(1)
     Huntsville, Alabama.............   Manufacturing                                  219,000           Owned
     Geneva, Alabama.................   Manufacturing                                  203,000           Owned
     Sanger, California..............   Manufacturing                                  127,000           Leased(2)
  Air Power Products:
     Jackson, Tennessee..............   Office, Manufacturing, Warehouse               461,000           Owned
     Decatur, Arkansas...............   Manufacturing, Warehouse                       106,000           Owned
  Plumbing Fixtures:
     Kilgore, Texas..................   Manufacturing, Warehouse                       511,000           Owned
     Perrysville, Ohio...............   Manufacturing                                  492,000           Owned
     Walnut, California..............   Manufacturing                                  414,000           Owned
     Henderson, Texas................   Manufacturing                                  125,000           Owned
     Big Prairie, Ohio...............   Manufacturing                                   60,000           Owned
-----------------------------

(1) This facility is leased pursuant to a lease that expires in February, 2002, with renewal options to 2005.

(2)  This facility is leased pursuant to a lease that expires in December, 2002.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business, including environmental matters. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims, individually and in the aggregate, are either without merit, are covered by insurance or are adequately reserved for, and will not have a material adverse effect on its financial condition or results of operations.

         In addition to the matters covered by the preceding paragraph, in May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliances systems, including the Ultravent(R) product distributed by the Company. This action resulted from reports of problems with HTPV, including improper installation and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company discontinued sales of its HTPV product in 1997. Company sales of Ultravent(R) products in the United States and Canada in 1996 and 1997 were minimal.

         The Company is a defendant in a lawsuit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario.

         The Company engaged in discussions with the United States Consumer Product Safety Commission ("CPSC") regarding the use of HTPV in the United States. Additionally, certain appliance manufacturers, the plastic resin manufacturer and the HTPV manufacturers and distributors, including Hart & Cooley, Inc. (the Company's Air Distribution Products segment), participated in a non-binding facilitative mediation process, the object of which was to develop and implement a voluntary HTPV corrective action program. As a result of the facilitative mediation process, the Company entered into a Corrective Action Program and Settlement Agreement in January 1998, along with 25 appliance manufacturers, an HTPV manufacturer and a resin manufacturer to correct certain HTPV mid-efficiency gas fired appliances by replacing the venting system. The Corrective Action Program was approved by the CPSC in February 1998.

         In 1997, the Company recorded pretax charges of $32.8 million ($20.0 million, net of income taxes) representing an estimate of its share of the cost of the Corrective Action Program in the United States, resolution of the Canadian litigation, various related litigation, legal fees and other related costs. The Company estimates that the costs associated with the Corrective Action Program and other related HTPV matters will be expended during the next two to three years. Actual amounts expended could differ depending on a number of factors including, but not limited to, the estimated replacement cost per unit as well as the number of units replaced. The Company paid $4.1 million in 1998 related to HTPV matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1998 to a vote of security holders of Falcon through a solicitation of proxies or otherwise.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         There is currently no established public trading market for the Company's common stock. The number of shareholders of record as of December 31, 1998 was 43. No dividends have been paid to shareholders in the last two years and no dividends are expected to be declared in the near future. In addition, the Company's Bank Credit Facility and Subordinated Notes contain covenants that restrict the payment of dividends.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the five years in the period ended December 31, 1998, and should be read in conjunction with such financial statements and notes thereto.


                                                                        YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------
                                                        1998         1997         1996        1995         1994
                                                      ---------    ---------    ---------    --------    ---------
                                                                            (in millions)
INCOME STATEMENT DATA:
     Net sales...................................      $765.8       $686.4       $633.2       $471.3      $440.7
     Operating income (loss) (a).................        48.9        (20.9)        59.8         45.8        51.7
     Net income (loss) before extraordinary
       item .....................................         2.5        (37.4)        30.0         22.1        25.9
     Net income (loss) (b).......................         2.5        (38.9)        30.0         22.1        25.9

BALANCE SHEET DATA:
     Total assets................................      $381.4       $333.8       $261.7       $210.8      $187.5
     Long-term debt (c)..........................       440.0        428.3        109.1        110.9       103.8
     Total liabilities (c).......................       596.1        547.5        233.8        213.0       212.1
     Stockholders' equity (deficit) (d)..........      (214.7)      (213.7)        27.9         (2.2)      (24.6)

___________________

   a) Operating income for the year ended December 31, 1998 reflects pretax restructuring and other charges of $9.9 million. Operating loss for the year ended December 31, 1997 reflects pretax charges of $32.8 million relating to Ultravent(R), $36.3 million relating to the Recapitalization, and $8.0 million relating to pressure washer reserves.

   b) Net loss for the year ended December 31, 1997 reflects an extraordinary charge of $1.5 million, net of tax, relating to the early extinguishment of debt associated with the Recapitalization.

   c) As part of the Recapitalization in June 1997, the Company entered into a new bank credit facility and issued Senior Subordinated Notes and Senior Subordinated Discount Notes. Historical comparisons of long-term debt are not meaningful as the debt structure of the Company was altered in this period.

   d) The Company's equity capital structure was altered in connection with the Recapitalization in June 1997. As a result, historical comparisons of stockholders' equity are not meaningful. The deficit in 1998 and 1997 was primarily a consequence of the Recapitalization.

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

RESULTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------
                                           1998                       1997                           1996
                                   ---------------------    --------------------------     --------------------------
                                                                 (DOLLARS IN MILLIONS)
                                                    % OF                        % OF                         % OF
                                    AMOUNT          SALES        AMOUNT         SALES        AMOUNT          SALES
                                   ----------     ----------    ----------    ----------    ----------     ----------
  Net Sales:
  Air Distribution Products...       $219.4          28.7%        $191.2          27.9%       $187.0           29.6%
  Air Power Products..........        389.1          50.8          335.4          48.9         287.1           45.3
  Plumbing Fixtures...........        157.3          20.5          159.8          23.2         159.1           25.1
                                   ----------     ----------    ----------    ----------    ----------     ---------
     Total Net Sales..........       $765.8         100.0%        $686.4         100.0%       $633.2          100.0%
                                   ----------     ----------    ----------    ----------    ----------     ---------

  Profitability: (a)
  Air Distribution Products...       $ 32.9           4.3%        $ 28.8           4.2%       $ 29.6            4.7%
  Air Power Products..........         39.0           5.1           29.7           4.3          29.1            4.6
  Plumbing Fixtures...........         14.6           1.9           24.8           3.6          28.5            4.5
                                   ----------     ----------    ----------    ----------    ----------     ---------
     Segment total ...........         86.5          11.3           83.3          12.1          87.2           13.8
  Corporate...................         (5.9)         (0.8)          (5.3)         (0.8)         (5.6)          (0.9)
                                   ----------     ----------    ----------    ----------    ----------     ---------
     Total....................       $ 80.6          10.5%        $ 78.0          11.3%       $ 81.6           12.9%
                                   ----------     ----------    ----------    ----------    ----------     ---------

(a) Profitability represents income before interest expense and income taxes, excluding the following charges: (i) depreciation and amortization expense;
     (ii) costs associated with Ultravent(R) and the Recapitalization; (iii) securitization expense; and (iv) restructuring and non-cash charges.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES

         Air Distribution Products net sales increased $28.2 million to $219.4 million, or 14.8% over 1997 results. Excluding the effect of acquisitions in 1998, net sales increased $22.1 million. This increase was primarily due to increased volume in all product categories as a result of increased market penetration and generally favorable market conditions, slightly offset by reduced pricing in flexible duct products primarily in the first nine months of 1998.

         Air Power Products net sales increased $53.7 million to $389.1 million, an increase of 16.0% over 1997 results. This increase was primarily driven by increased volume of compressors and generators due to increased market penetration and high storm activity. These increases were partially offset by a decrease in pressure washer sales due to the loss of customers resulting from the Company's implementation of a "no returns policy".

         Plumbing Fixtures net sales decreased $2.5 million to $157.3 million or 1.6% from 1997. This decrease was primarily due to decreased volume of china and steel products due primarily to production inefficiencies discussed below.

PROFITABILITY

         Air Distribution Products profitability increased $4.1 million to $32.9 million in 1998 from $28.8 million in 1997. This increase was primarily due to increased volume and cost reduction programs, partially offset by reduced pricing in flexible duct products as well as increased operating and distribution expenses.

         Air Power Products profitability increased $9.3 million to $39.0 million from $29.7 million in 1997. This increase was primarily due to net increased volume, principally in generators and compressors, as well as reduced direct material costs. This increase was partially offset by increased operating expenses primarily associated with promotional programs. Lower levels of returns of pressure washers that resulted from the Company's implementation of a "no returns" policy were partially offset by increased costs associated with this implementation.

         Plumbing Fixtures profitability decreased $10.2 million to $14.6 million from $24.8 million in 1997. This decrease was primarily due to manufacturing inefficiencies as well as increased warranty and distribution expenses. The Company has instituted cost controls, revised process flows and instituted a capital and restructuring plan which it believes will improve its manufacturing process. See Note 6 to the Company's Consolidated Financial Statements for a further discussion of the restructuring plan.

         Corporate expense increased $0.6 million due to increased costs associated with the Company's organization subsequent to the Recapitalization.

         Depreciation and amortization increased from 1997 due to capital additions and amortization of costs associated with the Recapitalization in June 1997. See Note 14 to the Company's Consolidated Financial Statements for further discussion of the Recapitalization costs being amortized.

         Special charges in 1998 consisted of restructuring and other charges of $9.9 million. See Note 6 to the Company's Consolidated Financial Statements for further discussion of these charges.

         Net interest expense increased $15.3 million to $43.8 million. This increase was primarily due to the debt structure that resulted from the Recapitalization in June 1997. See Note 7 to the Company's Consolidated Financial Statements for a discussion of the Company's debt structure.

         The effective income tax rate of 50.3% for the year reflected the effect of state income taxes and non-deductible expenses, including goodwill amortization.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

         Air Distribution Products net sales increased $4.2 million to $191.2 million, an increase of 2.2% over 1996 results. Moderate summer and winter temperatures reduced demand and significant price competition, primarily in flex duct products, limited the Company's ability to gain market share.

         Air Power Products net sales increased $48.3 million to $335.4 million, an increase of 16.8% from the level achieved in 1996. This increase was primarily the result of a 48% increase in the net sales of pressure washers and a 14% increase in net sales of compressors. Partially offsetting these gains were reduced shipments of generators, as well as the elimination of automotive products in 1997.

         Plumbing Fixtures net sales increased $0.7 million to $159.8 million in 1997, from $159.1 million in 1996. This modest increase was primarily due to significant pressure in the wholesale channel, which was partially offset by increased market penetration in retail markets.

PROFITABILITY

         Air Distribution Products profitability decreased $0.8 million to $28.8 million in 1997, from $29.6 million in 1996. This decrease was primarily due to the competitive pricing on flex duct products, increased manufacturing costs and selling and administrative expenses, partially offset by positive results of cost reduction programs and increased volume in all product categories.

         Air Power Products profitability increased $0.6 million to $29.7 million in 1997 from $29.1 million in 1996. The increase in sales of generators and pressure washers was offset by an unexpected high level of pressure washer product returns, as well as increased selling and administrative costs. The increase in net sales of pressure washers was accompanied by a 57% increase in the pressure washer return rate. This resulted in a significant increase in return costs over the 1996 period. The Company attributes the increase in the rate of returns to consumers' lack of familiarity with a relatively new and more complicated product, certain retailers' liberal return policies and certain purchased part quality problems. The Company improved its pressure washers through product design changes, more demanding purchase part quality assurance and improved consumer literature for 1998. Additionally, the Company negotiated a "no returns" policy for non-defective pressure washers with its major retail customers in 1998.

         Plumbing Fixtures profitability decreased $3.7 million to $24.8 million in 1997 from $28.5 million in 1996. This decrease was primarily due to manufacturing inefficiencies in certain plumbing products and reduced vitreous china pricing.

         Corporate expense remained constant between the 1997 and 1996 periods.

         Depreciation and amortization expense increased from 1996 primarily due to capital expenditures and increased amortization of costs associated with the Recapitalization. See Note 14 of the Company's Consolidated Financial Statements for further discussion of the Recapitalization costs being amortized.

         Special charges in 1997 included $36.3 million of expenses associated with the Recapitalization and $32.8 million of expenses associated with Ultravent(R) (see Notes 5 and 15 to the Company's Consolidated Financial Statements for a complete discussion of these expenses), as well as $8.0 million related to the establishment of reserves related primarily to returned pressure washer inventory. Special charges in 1996 included $1.8 million of expenses associated with Ultravent(R).

         Net interest expense increased $17.5 million to $28.5 million. This increase was primarily due to the new debt structure that resulted from the Recapitalization in June 1997. See Note 7 to the Company's Consolidated Financial Statements for a discussion of the Company's debt structure.

         The effective income tax benefit rate of 24.3% for the year reflected the effect of state income taxes and non-deductible expenses, including certain expenses incurred in connection with the Recapitalization and goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operating activities amounted to $65.1 million in 1998 compared to $10.9 million in 1997. The increase of $54.2 million was primarily due to a decrease in working capital through inventory reduction programs and an increased focus on vendor payment terms. The net residual interest retained by the Company in the accounts receivable sold by the Company increased $9.4 million from December 31, 1997 as a result of growth in the level of accounts receivable sold under the Accounts Receivable Securitization Program. This residual interest of $22.5 million at December 31, 1998 is reflected in other current assets in the Company's financial statements. Net cash flow from operating activities decreased $30.2 million to $10.9 million in 1997 from $41.1 million in 1996. This decrease was primarily due to an increase in working capital requirements and the effect of the stand-alone securitization facility the Company entered into in April 1996. In December 1996, the Company paid the parent of Eagle $4.6 million for a final tax sharing payment for tax liabilities incurred while it was included in its consolidated income tax returns, pursuant to a disaffiliation tax sharing agreement.

         The Company historically has met its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, and availability under its credit facilities and the Receivables Securitization Program. The Company estimates that the costs associated with the Corrective Action Program and other related HTPV matters will be expended during the next two to three years. The Company anticipates funding these costs, satisfying its debt service requirements, and meeting its working capital and capital expenditure needs through a combination of operating cash flow, availability under the Revolving Facility and funds available through the Receivables Securitization Program. At December 31, 1998, $122.5 million was available to borrow under the Revolving Facility.

         In December 1998, the Company sold to its stockholders, an option to purchase Mansfield Plumbing Products, Inc. ("Mansfield"), its Plumbing Fixtures segment, based on an enterprise value for such segment of $80 million. The option exercise price is $10 million, plus the amount by which the indebtedness which Mansfield will incur as a result of this transaction (the proceeds of which would be distributed to Falcon) is less than $70 million. The option is exercisable at any time on or prior to June 30, 1999. The proceeds from this transaction, if the option is ultimately exercised, are expected to be utilized to reduce outstanding indebtedness under the Company's credit facility.

CAPITAL EXPENDITURES

         Capital expenditures were $22.8 million, $19.1 million and $20.0 million for 1998, 1997, and 1996, respectively. Capital expenditures attributable to environmental matters were not material in any of these years, nor does the Company believe that such expenditures will be material in 1999. The Company expects to spend approximately $30 million for capital expenditures in 1999.

YEAR 2000 READINESS PROGRAM

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year, resulting in an inability to distinguish between the year 1900 and the year 2000. This may put business and governmental entities at risk for possible miscalculations or systems failures causing disruptions in their business operations. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial activities.

         The Company and each of its operating subsidiaries have implemented a Year 2000 readiness program with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issues before January 1, 2000. While some of the Company's systems are Year 2000 compliant, the Company has utilized internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications or, if necessary, replace non-compliant software and hardware. Executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process included an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and customers. Each segment is in a different stage of Year 2000 readiness.

         The assessment phase of the Year 2000 readiness program is complete with all operating subsidiaries having identified the business systems that may require remediation or replacement and established priorities for repair or replacement. Those systems considered most critical to operations have been given the highest priority.

         The second phase of the Year 2000 readiness program involves the actual remediation and replacement of business systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. Systems earmarked for retirement and replacement without regard to the Year 2000 issue have been evaluated for early replacement with Year 2000 compliant systems. The Company's objective is to complete substantially all remediation and replacement of internal business systems by the second quarter of 1999, and to complete final testing by the third quarter of 1999.

         As part of the Year 2000 readiness program, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps have been undertaken to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits and other available means. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

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

         The possible consequences of the Company or third parties not being fully Year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, inventory and supply obsolescence, and possible temporary plant closings. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 issue, but intends to establish such a plan during 1999 as part of its Year 2000 readiness program. Failure to meet critical milestones identified in the Company's plans would precipitate alternative actions, including an acceleration of any contingency plan.

         It is currently estimated that the aggregate cost of the Company's Year 2000 readiness program will be approximately $1.3 million, of which approximately $0.8 million has been expensed through December 31, 1998. These costs are being expensed as incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems or equipment, substantially all of which would be capitalized, are not included in the above estimates.

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

INFLATION

         The effect of inflation on 1998, 1997 and 1996 operating results was not material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                     PAGE

Reports of Independent Accountants..................................  15
Consolidated Balance Sheets.........................................  17
Consolidated Statements of Income and Comprehensive Income..........  18
Consolidated Statements of Stockholders' Equity.....................  19
Consolidated Statements of Cash Flows...............................  20
Notes to Consolidated Financial Statements..........................  21
Supplementary Financial Data (Unaudited)............................  50

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Falcon Building Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Falcon Building Products, Inc. and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
March 5, 1999

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Falcon Building Products, Inc.:

         We have audited the accompanying Consolidated Statements of Income, Stockholders' Equity and Cash Flows for Falcon Building Products, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1996 for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Building Products, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       ARTHUR ANDERSEN LLP


Chicago, Illinois
February 5, 1997



                                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)




                                                                                        DECEMBER 31,
                                                                                 -----------------------------
                                                                                    1998             1997
                                                                                 ------------     ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents.........................................             $ 66.4           $ 29.9
     Inventories, net..................................................               78.8             79.5
     Other current assets..............................................               42.2             34.0
                                                                                 ------------     ------------
     Total current assets..............................................              187.4            143.4

Property, plant and equipment, net.....................................              109.8            101.3
Goodwill, net..........................................................               59.4             57.0
Other assets...........................................................               24.8             32.1
                                                                                 ------------     ------------
     Total assets......................................................             $381.4           $333.8
                                                                                 ------------     ------------
                                                                                 ------------     ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion long-term debt....................................             $  2.0           $  1.5
     Accounts payable..................................................               58.0             34.0
     Accrued liabilities...............................................               57.0             43.2
                                                                                 ------------     ------------
     Total current liabilities.........................................              117.0             78.7

Senior indebtedness ...................................................              175.7            175.6
Senior subordinated notes..............................................              264.3            252.7
Accrued employee benefit obligations...................................               13.3              9.2
Other long-term liabilities............................................               25.8             31.3
                                                                                 ------------     ------------

     Total liabilities.................................................              596.1            547.5
                                                                                 ------------     ------------

Stockholders' equity (deficit):
     Class A stock, par value $.01 per share, 985,529 shares issued
         in 1998, 1,007,690 issued in 1997.............................                --               --
     Class B stock, par value $.01 per share, 6,721,536 shares issued..                0.1              0.1
     Class C stock, par value $.01 per share, 844,174 shares issued in
         1998, 844,274 shares issued in 1997...........................                --               --
     Class D stock, par value $.01 per share, 17,000 shares issued.....                --               --
     Common stock, par value $.01 per share, none issued...............                --               --
     Additional paid-in capital........................................                --               --
     Retained deficit..................................................             (209.7)          (211.8)
     Notes receivable arising from stock purchase plan.................               (1.8)            (2.0)
     Accumulated other comprehensive loss..............................               (3.3)             --
                                                                                 ------------     ------------

     Total stockholders' equity (deficit)..............................             (214.7)          (213.7)
                                                                                 ------------     ------------

     Total liabilities and stockholders' equity .......................             $381.4           $333.8
                                                                                 ------------     ------------
                                                                                 ------------     ------------

                    The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          (IN MILLIONS)

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                --------------------------------------------------
                                                                     1998              1997             1996
                                                                 --------------    -------------    --------------
Net sales...................................................        $765.8            $686.4          $ 633.2
Cost of sales...............................................         640.0             576.5            513.6
                                                                 --------------    -------------    --------------
     Gross earnings.........................................         125.8             109.9            119.6

Selling, general and administrative expenses................          64.9              57.7             53.9
Securitization expense......................................           3.8               4.0              4.1
Restructuring and other charges.............................           8.2              --                --
Ultravent expenses..........................................          --                32.8              1.8
Recapitalization expenses...................................          --                36.3              --
                                                                 --------------    -------------    --------------
     Operating income (loss)................................          48.9             (20.9)            59.8

Net interest expense........................................          43.8              28.5             11.0
                                                                 --------------    -------------    --------------

Income (loss) before income taxes and extraordinary item....           5.1             (49.4)            48.8
Provision (benefit) for income taxes........................           2.6             (12.0)            18.8
                                                                 --------------    -------------    --------------
     Income (loss) before extraordinary item................           2.5             (37.4)            30.0

Extraordinary item:
     Early extinguishment of debt net of income tax
       benefit of $0.9......................................          --                (1.5)             --
                                                                 --------------    -------------    --------------
     Net income (loss)......................................       $   2.5           $ (38.9)         $  30.0
                                                                 --------------    -------------    --------------
                                                                 --------------    -------------    --------------

Other comprehensive income (loss):
     Minimum pension liability adjustment net of income tax
       expense (benefit) of ($2.3) in 1998, $0.2 in 1997
       and ($0.1) in 1996......................................       (3.3)              0.5             (0.1)
                                                                 --------------    -------------    --------------
Comprehensive income (loss)....................................    $  (0.8)          $ (38.4)         $  29.9
                                                                 --------------    -------------    --------------
                                                                 --------------    -------------    --------------


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



                                       FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (IN MILLIONS)


                                                                                     NOTES         ACCUMULATED
                                                         ADDITIONAL    RETAINED    FROM STOCK         OTHER
                                  CLASS A    CLASS B      PAID-IN      EARNINGS     PURCHASE       COMPREHENSIVE       UNEARNED
                                   STOCK      STOCK       CAPITAL      (DEFICIT)      PLAN          INCOME(LOSS)     COMPENSATION
                                  --------   ---------   -----------   ----------  ------------    ---------------   ------------

Balance at December 31, 1995.     $   0.1      $0.1        $  18.0      $ (17.2)    $  (2.2)         $  (0.4)          $  (0.6)
  Net income.................          --        --             --         30.0          --               --                --
  Conversion of Class B Stock
   to Class A Stock..........         0.1      (0.1)            --           --          --               --                --
  Minimum pension liability
   adjustment................          --        --             --           --          --             (0.1)               --
  Other......................          --        --             --           --          --               --               0.2
                                  --------    ---------    -----------  ----------  ------------     ---------------   ----------

Balance at December 31, 1996.         0.2        --           18.0         12.8        (2.2)            (0.5)             (0.4)
  Net loss...................          --        --             --        (38.9)         --               --                --
  Repurchase of Class A Stock        (0.2)       --          (18.0)      (320.2)         --               --               0.4
  Issuance of stock..........          --       0.1             --        134.5          --               --                --
  Minimum pension liability
   adjustment................          --        --             --           --          --              0.5
  Other......................          --        --             --           --         0.2               --                --
                                  --------    ---------    -----------  ----------  ------------     ---------------   ----------
Balance at December 31, 1997.          --       0.1             --       (211.8)       (2.0)              --                --
  Net income.................          --        --             --          2.5          --               --                --
  Repurchase of Class A Stock          --        --             --         (0.4)         --               --                --
  Minimum pension liability
   adjustment................          --        --             --           --          --             (3.3)               --
  Other......................          --        --             --           --         0.2               --                --
                                  --------    ---------    -----------  ----------  ------------     ---------------   ----------

Balance at December 31, 1998.     $  --       $   0.1       $   --      $(209.7)    $  (1.8)         $  (3.3)          $    --
                                  --------    ---------    -----------  ----------  ------------     ---------------   ----------
                                  --------    ---------    -----------  ----------  ------------     ---------------   ----------


                    The accompanying notes to consolidated financial statements are an integral part of these statements.


                                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN MILLIONS)


                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                              ----------------------------------------
                                                                                 1998          1997           1996
                                                                               ----------    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................................        $   2.5       $ (38.9)       $  30.0
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation........................................................           14.2          14.2           13.7
     Amortization........................................................            6.0           4.5            1.8
     Accretion of debt discount on subordinated debt.....................           11.6           5.8            --
     Deferred income tax provision (benefit).............................            5.9         (15.7)          (2.9)
     Restructuring and other charges.....................................            9.0           --             --
     Ultravent expenses..................................................           (4.1)         30.7            --
     Recapitalization expenses...........................................            --           36.3            --
     Early extinguishment of debt........................................            --            1.5            --
     Cash effects, excluding acquisitions, of changes in:
         Accounts receivable, net of residual interest...................            --            --             6.2
         Inventories.....................................................           (0.3)         (4.1)         (14.0)
         Other current assets............................................           (8.8)        (10.4)          (1.5)
         Accounts payable................................................           23.8         (16.1)          10.2
         Accrued liabilities and accrued employee benefit obligations....            5.3           3.1           (2.4)
                                                                               ----------    ----------     ----------
   Net cash from operating activities....................................           65.1          10.9           41.1
                                                                               ----------    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses................................................           (4.0)          --           (18.8)
   Capital expenditures..................................................          (22.8)        (19.1)         (20.0)
   Other.................................................................           (0.2)         (0.3)           0.2
                                                                               ----------    ----------     ----------
   Net cash used in investing activities.................................          (27.0)        (19.4)         (38.6)
                                                                               ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior credit facilities................................            --          175.0            --
   Repayments of senior credit facilities................................            --         (138.8)           --
   Issuance of common stock..............................................            --          134.6            --
   Retirement of common stock............................................            --         (338.0)           --
   Payment of Recapitalization fees and expenses.........................            --          (61.8)           --
   Issuance of senior subordinated notes.................................            --          247.0            --
   Net borrowings (repayments) on debt...................................           (1.6)         16.5            0.3
                                                                               ----------    ----------     ----------
   Net cash from (used in) financing activities..........................           (1.6)         34.5            0.3
                                                                               ----------    ----------     ----------

CHANGE IN CASH AND CASH EQUIVALENTS......................................           36.5          26.0            2.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................           29.9           3.9            1.1
                                                                               ----------    ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................        $  66.4       $  29.9        $   3.9
                                                                               ----------    ----------     ----------

NET CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest..............................................................        $  27.4       $  20.7        $  11.0
   Income taxes to affiliate.............................................            --            --             4.6
   Income taxes to (from) third parties..................................        $  (6.6)      $   7.6        $  23.5


                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                        FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      DECEMBER 31, 1998


(1)   BASIS OF PRESENTATION

      Falcon Building Products, Inc. (the "Company") is a manufacturer and distributor of products for the residential and commercial construction and home improvement markets.

      Eagle Industries, Inc. ("Eagle") incorporated the Company in January 1994 as part of a reorganization of all of the entities comprising Eagle's building products segment.

      On June 17, 1997, the Company completed a merger transaction (the "Merger", and together with the financings described in Note 5, the "Recapitalization") with FBP Acquisition Corp. ("FBP"), a newly formed corporation organized on behalf of INVESTCORP S.A. ("Investcorp"), certain affiliates of Investcorp and other international investors, whereby FBP was merged with and into Falcon, with Falcon as the surviving corporation. The Merger resulted in Investcorp, its affiliates and certain other international investors owning approximately 88% of the capital stock of the Company. The Merger was accounted for as a recapitalization and, as such, the historical basis of the assets and liabilities of the Company were not affected. See Notes 5 and 7 for further discussion of the transaction and the financing arrangements entered into in order to consummate the Recapitalization.

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

      INVENTORIES:

      Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation was used for 38.4% and 41.1% of inventory at December 31, 1998 and 1997, respectively. The first-in, first-out ("FIFO") method of inventory valuation was used for the remaining inventory.

                    FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  DECEMBER 31, 1998


      NEW ACCOUNTING PRONOUNCEMENTS:

      Effective January 1, 1998, the Company adopted the provisions of Statement No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pensions and other postretirement benefit plans.

      Effective January 1, 1998, the Company adopted the provisions of Statement No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

      Effective January 1, 1998, The Company adopted the provisions of Statement No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

      IMPAIRMENT OF LONG-LIVED ASSETS:

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

      GOODWILL:

      Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis, primarily over forty years. Accumulated amortization was $17.7 million and $15.6 million at December 31, 1998 and 1997, respectively. The recoverability of goodwill is reassessed periodically to determine if current operating income is sufficient to recover the current amortization. When events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization.

      DEFERRED FINANCING FEES:

      Deferred financing fees are amortized on a straight-line basis over the life of the related debt and are included in Other assets in the Company's Consolidated Balance Sheets. This method of amortization approximates the effective yield method.

                    FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONINUED)
                                   DECEMBER 31, 1998

      REVENUE RECOGNITION:

      The Company recognizes revenues as products are shipped to customers.

      EARNINGS PER SHARE:

      As a result of the Recapitalization, the Company's stock is no longer traded in a public market. As such, earnings per share is no longer disclosed.

(3)   ACQUISITIONS

      On June 25, 1998, the Company acquired Warrior Glass & Aluminum Co., Inc., a manufacturer of aluminum window wall systems used in light commercial applications. The consideration consisted of $4.0 million in cash and a $2.7 million four-year, non-interest bearing note. The note was recorded at a discounted value of $2.1 million. The acquisition was accounted for as a purchase and resulted in $4.2 million of goodwill that is being amortized over 40 years.

(4)   ACCOUNTS RECEIVABLE

      Between January 1994 and April 1996, the Company participated in Eagle's securitization program, selling its receivables to Eagle, which in turn sold certain of its receivables, including those acquired from the Company, to a "Master Trust". During the second quarter of 1996, Eagle terminated its securitization program and coordinated the termination of its program with the Company to allow the Company to establish its own securitization program.

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

      At December 31, 1998 and 1997, uncollected receivables sold under the agreement were $106.7 million and $88.6 million, respectively. Included in the Company's financial statements in other current assets is a net residual interest of $22.5 million and $13.1 million at December 31, 1998 and 1997, respectively. The expense incurred on the sale of the receivables under these programs was $3.8 million, $4.0 million and $4.1 million in 1998, 1997 and 1996, respectively.

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

                         FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                       DECEMBER 31, 1998


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

(6)   RESTRUCTURING AND OTHER CHARGES

      In the third quarter of 1998, the Company recorded restructuring and other charges totaling $9.0 million, $7.9 million related to the reorganization of its Plumbing Fixtures business (the "Reorganization Plan") and a $1.1 million charge to write-down to market certain automotive product line fixed assets, previously utilized in Air Power Products. The Reorganization Plan involves: (1) the restructuring of the steel products enameling operations and the closure of the bath-tub pressing operations; (2) a reconfiguration of the Texas china plant, as new automated equipment is employed and new process controls are instituted; and (3) increased investment in manufacturing, finance, engineering and production control personnel. In the fourth quarter of 1998, the Company recorded restructuring charges of $0.9 million related to the consolidation of two Air Distribution Products manufacturing plants.

                       FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   DECEMBER 31, 1998


      The following table summarizes the costs reflected in the Company's Consolidated Financial Statements at December 31,1998; $8.2 million is reflected as Restructuring and Other Charges while $1.7 million is included in Cost of Sales (in millions):


                                                                                          RESTRUCTURING
                                                                   RESTRUCTURING             CHARGES
                              RESTRUCTURING          OTHER           AND OTHER              INCLUDED
                                  CHARGES           CHARGES           CHARGES            IN COST OF SALES         TOTAL
                              ----------------     -----------    -----------------    --------------------    -----------
Inventory......................   $  --               $ --            $  --                   $ 1.7              $  1.7
Severance......................      0.7                --              0.7                      --                 0.7
Professional fees..............      0.1                0.6             0.7                      --                 0.7
Fixed asset write-downs........      3.3                --              3.3                      --                 3.3
Workers compensation...........      2.0                --              2.0                      --                 2.0
Other..........................      0.7                0.8             1.5                      --                 1.5
                                  ---------          --------         -------                --------            -------
                                   $  6.8             $ 1.4           $ 8.2                   $ 1.7              $  9.9
                                  ---------          --------         -------                --------            -------
                                  ---------          --------         -------                --------            -------

      The inventory adjustments relate primarily to a net realizable value adjustment to the carrying value of existing raw material and work-in-process inventories given the excess materials on hand as the Company exits its steel tub pressing operations and the new china manufacturing technologies are employed as well as adjustments related to the plant consolidation. The severance costs are for 70 employees primarily in the steel operations that were terminated as a result of the Reorganization Plan and employees associated with the Air Distribution plant consolidation. The professional fees represent costs incurred for projects related primarily to the Company's china operations and fees for positions added as a result of the Reorganization Plan. The fixed asset write-downs relate primarily to the write-off of equipment which will no longer be used as a result of the Reorganization Plan and plant consolidation, and a $1.1 million charge associated with the disposal of automotive product line assets. The workers compensation costs represent the increase in claim experience incurred and/or expected to be incurred as a result of the Reorganization Plan and plant consolidation. Other costs reflect relocation costs, increased employee costs and product costs that were incurred either prior to or as part of the implementation of the Reorganization Plan. Of the $9.9 million of Restructuring and Other charges recorded, $4.2 million are non-cash charges and $5.7 million are cash charges. Approximately $0.9 million of the cash charges have been expended through December 31, 1998. The above restructuring activities are anticipated to be completed within 1999.

(7)   DEBT

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

                   FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  DECEMBER 31, 1998


      Although the Old Securities were sold through a confidential placement memorandum, in September 1997, the Company filed an exchange offer registration statement with respect to certain of the Old Securities (the "Exchange Offer"). Pursuant to the Exchange Offer, $144.0 million aggregate principal amount of 9 1/2% Series B Senior Subordinated Notes Due 2007 (the "Notes") of the Company were exchanged for a like amount of the Old Notes and $162.8 million aggregate principal amount at maturity of 10 1/2% Series B Senior Subordinated Discount Notes Due 2007 (the "Discount Notes" and together with the Notes, the "Securities") of the Company were exchanged for a like amount of the Old Discount Notes. As the terms of the Old Securities and the Securities are otherwise identical, for purposes of the discussions below, the $1.0 million of Old Notes and the $7.2 million of Old Discount Notes that were not exchanged are considered to be part of the Notes and Discount Notes, respectively. The Company did not receive any proceeds from the Exchange Offer.

      Certain of the Company's subsidiaries have guaranteed the Bank Credit Facility and the Securities, such guarantee of the Securities being subordinate to the guarantee of the Bank Credit Facility. See Note 16.

      SENIOR INDEBTEDNESS:


                                                      DECEMBER 31,          DECEMBER 31,
                                                          1998                  1997
                                                  -------------------    -----------------
                                                                 (IN MILLIONS)
Bank Credit Facility
   Revolver....................................       $    --                $     --
   Term........................................         173.5                   174.5
                                                   -------------          ------------
   Total.......................................         173.5                   174.5
Other  ........................................           4.2                     2.6
Less:  Current Portion.........................          (2.0)                   (1.5)
                                                   -------------          ------------
   Senior indebtedness.........................       $ 175.7                $ 175.6
                                                   -------------          ------------
                                                   -------------          ------------

      The aggregate long-term debt maturities over the next five years are as follows: 1999 - $2.0 million; 2000 - $2.1 million; 2001 - $2.4 million; 2002
- $10.8 million; and 2003 - $43.6 million.

      BANK CREDIT FACILITY:

      The Bank Credit Facility entered into on June 17, 1997, consists of a $175 million term loan facility which matures in June 2005 and a $125 million revolving credit facility (the "Revolver") which matures in June 2003. The term loan was drawn in full as part of the Recapitalization and is due in semi-annual installments of $0.5 million from December 1997 through June 2002, quarterly installments of $9.5 million from December 2002 through September 2003, quarterly installments of $15.0 million from December 2003 through September 2004, installments of $18.0 million in December 2004 and March 2005 and a final payment at maturity of $36.0 million in June 2005. No amounts were outstanding under the Revolver at December 31, 1998. The Bank Credit Facility also allows for $25.0 million to be used in the form of letters of credit. The use of letters of credit reduces the availability of funds under the Revolver. At December 31, 1998, $122.5 million was available to borrow under the Revolver.

      Borrowings under the Bank Credit Facility bear interest at alternative floating rate structures at management's option (8.2% for the term loan at December 31, 1998) and are secured by all the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries other than the special purpose entity established in connection with the receivables securitization program. The Bank Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Bank Credit Facility.

      The Bank Credit Facility contains various restrictive covenants including the maintenance of certain financial ratios, restrictions on additional indebtedness, mergers, asset dispositions, dividends and other restricted payments and prepayment and amendments of subordinated indebtedness. As of December 31, 1998, the Company was in compliance with all covenants of the Bank Credit Facility.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


      Additional debt of the Company primarily consists of industrial revenue bonds, which bear interest ranging from 6.2% to 7.5%. The average monthly debt during 1998 was $436.6 million, an increase of $122.3 million over the comparable 1997 average debt. This increase is primarily due to change in the Company's debt structure as part of the Recapitalization.

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

      10 1/2% SENIOR SUBORDINATED DISCOUNT NOTes:

      The $170 million aggregate principal amount of Discount Notes mature on June 15, 2007. The issue price of each Old Discount Note was $599.82 per $1,000 principal amount at maturity, which represents a yield to June 15, 2002 of 10.5% per annum. Cash interest will not accrue on the Discount Notes prior to June 15, 2002. Cash interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 10.5% per annum commencing December 15, 2002. The Discount Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Discount Notes rank PARI PASSU in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company. The accreted value of the Discount Notes was $119.3 million at December 31, 1998.

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

                   FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    DECEMBER 31, 1998


(8)   EMPLOYEE RETIREMENT AND BENEFIT PLANS

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

      The Company provides post-retirement life and health-care benefits to certain of its employees. The Company has six plans that provide these benefits to employees retiring from the Company. Benefits are determined on varying formulas based on age at retirement and years of active service. Health care benefits are contributory for two of the plans; the life insurance plans are noncontributory. The Company has not funded any of this post-retirement benefits liability. Contributions to the post-retirement plans are made by the Company as claims are incurred.

      Following is a summary of amounts recognized in the Company's Consolidated Financial Statements related to these plans.


                                                          PENSION BENEFITS                 OTHER BENEFITS
                                                     ----------------------------    ---------------------------
                                                        1998            1997            1998           1997
                                                     -----------     ------------    -----------    ------------
                                                                           (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year..........       $ 30.8         $ 27.2           $ 12.2         $ 12.5
     Service cost................................          1.9            1.8              0.5            0.5
     Interest cost...............................          2.2            2.0              0.9            1.0
     Amendments..................................         --              0.5             --             --
     Actuarial loss (gain).......................          4.9            1.0              0.1           (0.9)
     Benefits paid...............................         (2.8)          (1.7)            (0.9)          (0.9)
                                                     -----------     ------------    -----------    ------------
Benefit obligation at end of year................       $ 37.0         $ 30.8           $ 12.8         $ 12.2
                                                     -----------     ------------    -----------    ------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning
   of year.......................................       $ 33.9         $ 28.5          $  --          $  --
     Actual return on plan assets................          1.3            6.9             --             --
     Company contribution........................          1.2            0.2              0.8            0.9
     Plan participant contribution...............         --             --                0.1           --
     Benefits paid...............................         (2.8)          (1.7)            (0.9)          (0.9)
                                                     -----------     ------------    -----------    ------------
Fair value of plan assets at end of year.........       $ 33.6         $ 33.9          $  --          $  --
                                                     -----------     ------------    -----------    ------------

Funded status....................................       $ (3.4)        $  3.1           $(12.8)        $(12.2)
Unrecognized actuarial loss......................          6.2            0.1              2.3            2.3
Unrecognized prior service cost..................          0.5            0.4             --             --
Unrecognized net transition obligation...........          0.2            0.2             --             --
                                                     -----------     ------------    -----------    ------------
Prepaid (accrued) benefit cost...................       $  3.5         $  3.8           $(10.5)        $ (9.9)
                                                     -----------     ------------    -----------    ------------
                                                     -----------     ------------    -----------    ------------

Amounts recognized in the Consolidated Balance Sheet consist of:
     Prepaid (accrued) benefit cost..............       $  3.5         $  3.8           $(10.5)        $ (9.9)
     Accrued benefit liability...................         (6.9)          --               --             --
     Intangible asset............................          1.2           --               --             --
     Accumulated other comprehensive loss........         (3.3)          --               --             --
                                                     -----------     ------------    -----------    ------------
Net amount recognized............................       $ (5.5)        $  3.8           $(10.5)        $ (9.9)
                                                     -----------     ------------    -----------    ------------
                                                     -----------     ------------    -----------    ------------

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1998


                                         PENSION BENEFITS                          OTHER BENEFITS
                                       ----------------------     --------------------------------------------------
                                         1998         1997                 1998                      1997
                                       ---------    ---------     -----------------------   ------------------------
 WEIGHTED AVERAGE ASSUMPTIONS
   AS OF DECEMBER 31:
 Discount rate.....................       7.00%        7.50%                7.00%                     7.50%
 Expected return on plan assets....       9.00%        9.00%                  --                        --
 Rate of compensation increase.....       4.00%        4.00%                  --                        --
 Health care cost trend rate.......         --           --             7.00% for 1999            8.00% for 1998
                                                                     decreasing to 5.00%        decreasing to 5.50%
                                                                      for 2001 and later        for 2001 and later

Net periodic benefit cost components were as follows:


                                                        PENSION BENEFITS                              OTHER BENEFITS
                                             ----------------------------------------     ----------------------------------------
                                                1998           1997          1996            1998           1997          1996
                                             -----------     ----------    ----------     -----------    -----------    ----------
                                                        (IN MILLIONS)                                (IN MILLIONS)
Service cost.............................    $  1.9           $  1.8        $  1.8          $  0.5          $  0.5         $ 0.5
Interest cost............................       2.2              2.0           1.8             0.9             1.0           0.9
Expected return on plan assets...........      (2.7)            (2.6)         (2.4)            --              --            --
Recognized actuarial loss................       0.1               --           0.1             0.1             0.1           0.2
                                           -----------     ----------    ----------     -----------    -----------    ----------
Net periodic benefit cost................    $  1.5          $   1.2        $  1.3         $  1.5          $  1.6        $  1.6
                                           -----------     ----------    ----------     -----------    -----------    ----------
                                           -----------     ----------    ----------     -----------    -----------    ----------

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $37.0 million, $37.0 million, and $33.6 million, respectively, as of December 31, 1998.

      A one-percentage-point change in the assumed health care cost trend rate would have the following effects :


                                                 1-PERCENTAGE-POINT          1-PERCENTAGE-POINT
                                                      INCREASE                    DECREASE
                                              --------------------------    ----------------------
                                                                   (IN MILLIONS)
        Effect on total of service and
          interest cost components.......              $   0.1                    $   (0.1)
        Effect on post-retirement
          benefit obligation.............              $   1.1                    $   (1.1)

      The Company and its subsidiaries also have several defined contribution plans for certain employees. Employer contributions to these plans were $1.3 million, $1.0 million and $1.4 million in 1998, 1997 and 1996, respectively. Contributions to this plan by the Company are determined based on a percentage of the contribution made by the employee.

                       FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                       DECEMBER 31, 1998

(9)   INCOME TAXES

      The Company's Consolidated Balance Sheets reflect the following deferred tax assets and liabilities:

                                                                                DECEMBER 31,
                                                                           ------------------------
                                                                             1998          1997
                                                                           ----------    ----------
                                                                                (IN MILLIONS)
         Deferred tax assets:
              Inventory and receivable reserves......................        $   1.8       $   5.0
              Accrued employee benefit obligations...................            5.4           3.2
              Insurance reserves.....................................            4.6           5.6
              Ultravent reserves.....................................           11.1          12.8
              Other..................................................            8.7           7.7
                                                                           ----------    ----------
                                                                             $  31.6       $  34.3
                                                                           ----------    ----------
                                                                           ----------    ----------
         Deferred tax liabilities:
              Property, plant and equipment basis difference.........        $   8.7       $   8.2
                                                                           ----------    ----------

      Based on management's assessment, it is more likely than not that all the net deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

      The components of the provision (benefit) for income taxes are as follows:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                           ----------------------------------------
                                                              1998         1997           1996
                                                           -----------  -----------    -----------
                                                                         (IN MILLIONS)
         Provision (benefit) for income taxes:
            Current:
               U.S. federal..........................         $  (2.9)      $   2.7       $  18.1
               U.S. state............................            (0.4)          1.0           3.6
                                                            ----------    ----------    ----------
                 Subtotal............................            (3.3)          3.7          21.7
                                                            ----------    ----------    ----------
            Deferred:
               U.S. federal..........................             4.8         (13.3)         (2.3)
               U.S. state............................             1.1          (2.4)         (0.6)
                                                            ----------    ----------    ----------
                 Subtotal............................             5.9         (15.7)         (2.9)
                                                            ----------    ----------    ----------
                    Total............................         $   2.6       $ (12.0)      $  18.8
                                                            ----------    ----------    ----------

         Reconciliation of income (loss) before income taxes computed at the U.S. federal statutory rate to the provision (benefit) for income taxes are as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                   ----------------------------------------
                                                                       1998           1997          1996
                                                                   --------------  ------------  ----------
                                                                              (DOLLARS IN MILLIONS)
       U.S. federal statutory rate............................          34%             35%           35%

       Income taxes at U.S. federal statutory rate............      $  1.7          $(17.3)       $ 17.1
       State income taxes, net of U.S. federal tax impact.....         0.3            (0.8)          1.9
       Amortization of intangibles............................         0.7             0.7           0.6
       Non-deductible expenses, net...........................         --              5.0            --
       Other..................................................        (0.1)            0.4          (0.8)
                                                                   ---------    ------------  ------------
          Provision (benefit) for income taxes................       $  2.6         $(12.0)       $ 18.8
                                                                   ---------    ------------  ------------
                                                                   ---------    ------------  ------------
          Effective income tax rate..........................          50.3%          24.3%         38.4%
                                                                   ---------    ------------  ------------
                                                                   ---------    ------------  ------------

                   FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                        DECEMBER 31, 1998


(10)  STOCKHOLDERS' EQUITY

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

      The Company's Restated Certificate of Incorporation authorizes five classes of common stock. The following table summarizes the authorized shares of capital stock of the Company at December 31, 1998 and 1997:


                          TITLE
Class A Common Stock, par value $0.01 per share.......             1,034,020
Class B Common Stock, par value $0.01 per share.......             6,900,000
Class C Common Stock, par value $0.01 per share.......             2,048,980
Class D Common Stock, par value $0.01 per share.......                17,000
Common Stock, par value $0.01 per share...............            10,000,000
                                                               ----------------
    Total.............................................            20,000,000
                                                               ----------------
                                                               ----------------

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

                  FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 DECEMBER 31, 1998


      NOTES RECEIVABLE:

      Pursuant to the Company's Senior Executive Stock Purchase Plan (the "Executive Stock Plan"), at the time of the Offering in 1994 certain executive officers of the Company purchased a total of 196,500 shares of Class A Stock for $0.2 million and notes of $2.2 million. These notes bear interest at 7.5% per annum and are due no later than December 2001 or upon sale of the shares. In January 1997, the Company repurchased 20,000 of these shares due to the retirement of one of its officers and the related loan amount of $0.2 million was repaid. In June 1997, as part of the Merger, approximately 26,200 shares were either redeemed or prorated pursuant to the terms of the Merger Agreement and approximately $0.4 million of the outstanding loans were repaid. In February 1998, the Company repurchased 21,818 of these shares due to the retirement of one of its officers and the related loan amount of $0.2 million was repaid. In connection with the Recapitalization, the Executive Stock Plan was amended to permit the loans outstanding thereunder to remain outstanding. Concurrently, the Company adopted the Falcon Building Products, Inc. 1997 Senior Executive Stock Loan Plan (the "1997 Loan Plan") containing loan provisions similar to the Executive Stock Plan. Loans under the 1997 Loan Plan are only available to executives who do not have loans outstanding under the Executive Stock Plan. At the consummation of the Recapitalization, loans in the aggregate amount of $0.3 million were issued to purchase 32,140 shares of Class C Stock. These notes bear interest at rates tied to interest rates paid on the Company's third party debt and are due no later than June 2004 or upon sale of the shares.

       There were $1.8 million and $2.0 million of notes outstanding under the Executive Stock Plan and the 1997 Loan Plan at December 31, 1998 and 1997, respectively. These notes have been classified as a component of Stockholders' equity in the Company's Consolidated Balance Sheet. All shares purchased pursuant to the terms of these plans have been pledged to the Company.

(11)  STOCK OPTION PLAN

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

      Non-Qualified stock option activity is shown below:

                                                 OPTIONS OUTSTANDING                      EXERCISABLE OPTIONS
                                         -------------------------------------     -----------------------------------
                                           NUMBER OF          WEIGHTED AVG.         NUMBER OF         WEIGHTED AVG.
                                             SHARES           EXERCISE PRICE          SHARES         EXERCISE PRICE
                                         ---------------     -----------------     -------------    ------------------
Balance at December 31, 1996..........         --                $  --                  --              $  --
     Granted..........................        926,140               17.75               --                 --
     Exercised........................         --                   --                  --                 --
     Canceled.........................         --                   --                  --                 --
                                         ---------------     -----------------     -------------    ------------------
Balance at December 31, 1997..........        926,140               17.75               --                 --
     Granted..........................         40,100               17.75               --                 --
     Exercised........................         --                   --                  --                 --
     Canceled.........................       (51,701)               17.75               --                 --
                                                                                   -------------    ------------------
                                         ---------------     -----------------
Balance at December 31, 1998..........        914,539             $ 17.75               --              $  --
                                         ---------------     -----------------     -------------    ------------------
                                         ---------------     -----------------     -------------    ------------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


      At December 31, 1998, the options outstanding had an exercise price of $17.75. The weighted average remaining contractual life of the options outstanding was 8 1/2 years.

      The Company measures compensation cost using the intrinsic value-based method of accounting pursuant to the provisions of APB Opinion No. 25. Had compensation cost been determined on the fair market value-based accounting method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") for options granted in 1998 and 1997, pro forma net income (loss) would have been $2.0 million and $(39.2) million, respectively.

      For purposes of fair market value disclosures, the fair market value of an option grant is estimated using the Black-Scholes option pricing model with the following assumptions:

                                                        1998        1997
                                                     ----------  ----------
         Risk-Free Interest Rate..................      5.2%        6.4%
         Average Life of Options (years)..........        7           7
         Volatility...............................       0%          0%
         Dividend Yield...........................       0%          0%

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

         As part of the Offering in 1994, the Company awarded 70,500 restricted shares of Class A Stock to certain officers. The market value of the shares awarded was $0.8 million. This amount was recorded as unearned compensation and is shown as a separate component of Stockholders' equity at December 31, 1997. Unearned compensation was amortized to expense over a four-year vesting period. This expense amounted to $0.1 million in 1997 and $0.2 million in 1996. As a result of the Recapitalization, these shares became immediately vested. Included in the Recapitalization expenses is $0.3 million related to the accelerated vesting of these shares.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


(12)  BALANCE SHEET DETAIL

                                                                       DECEMBER 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                 -----------     -----------
                                                                       (IN MILLIONS)
Inventories:
   Raw materials and supplies...............................       $  28.7         $  27.8
   Work in process..........................................          12.0            12.0
   Finished goods...........................................          38.1            39.7
                                                                 -----------     -----------
     Total..................................................       $  78.8         $  79.5
                                                                 -----------     -----------
                                                                 -----------     -----------
   Excess of replacement cost over LIFO inventory cost......       $   3.8         $   3.2
                                                                 -----------     -----------
                                                                 -----------     -----------

Other current assets:
   Deferred tax assets......................................       $  15.2         $  18.2
   Residual interest in sold accounts receivable............          22.5            13.1
   Other ...................................................           4.5             2.7
                                                                 -----------     -----------
     Total..................................................       $  42.2         $  34.0
                                                                 -----------     -----------
                                                                 -----------     -----------

Property, plant and equipment:
   Land                                                            $   9.2         $   8.8
   Buildings................................................          51.8            51.2
   Machinery and equipment..................................         150.4           130.2
   Construction in progress.................................          11.4            13.4
   Less accumulated depreciation............................        (113.0)         (102.3)
                                                                 -----------     -----------
     Total..................................................       $ 109.8         $ 101.3
                                                                 -----------     -----------
                                                                 -----------     -----------

Other assets:
   Deferred financing fees..................................       $  18.2         $  21.0
   Other ...................................................           6.6            11.1
                                                                 -----------     -----------
     Total..................................................       $  24.8         $  32.1
                                                                 -----------     -----------
                                                                 -----------     -----------

Other accrued expenses:
   Accrued warranty.........................................       $  10.1         $   5.7
   Accrued wages and benefits...............................           9.0             6.8
   Accrued rebates..........................................           8.5             6.9
   Ultravent reserve........................................          10.0            10.2
   Other ...................................................          19.4            13.6
                                                                 -----------     -----------
     Total..................................................       $  57.0         $  43.2
                                                                 -----------     -----------
                                                                 -----------     -----------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      CASH AND CASH EQUIVALENTS
      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

      SENIOR SUBORDINATED NOTES
      The fair value of the Company's Subordinated Notes is based on quoted market prices at December 31, 1998 and 1997.

      CREDIT FACILITIES
      The carrying amount approximates fair value as the rates are tied to the prime rate and LIBOR, which fluctuate based on current market conditions.

      OTHER DEBT
      The carrying amount approximates fair value as rates approximate borrowing rates currently available to the Company for similar loans.

      The estimated fair values of the Company's financial instruments are as follows:

                                            DECEMBER 31, 1998           DECEMBER 31, 1997
                                         ------------------------    -------------------------
                                          CARRYING       FAIR         CARRYING        FAIR
                                           AMOUNT        VALUE         AMOUNT         VALUE
                                         ----------    ----------    -----------    ----------
                                                            (IN MILLIONS)
Cash and cash equivalents..........       $ 66.4        $ 66.4         $ 29.9         $ 29.9
Senior Subordinated Notes..........        264.3         232.5          252.7          257.6
Credit Facilities..................        173.5         173.5          174.5          174.5
Other Debt.........................          4.2           4.2            2.6            2.6


(14)  RELATED PARTY TRANSACTIONS

      On December 30, 1998, the Company entered into an option agreement (the "Agreement") for the benefit of the Company's stockholders of record on the date of the Agreement (the "Holders") whereby the Company sold to the Holders, for the aggregate purchase price of $1.0 million, an option (the "Option") to purchase all of the issued and outstanding capital stock of Mansfield Plumbing Products, Inc. ("Mansfield"), its Plumbing Fixtures segment, based upon an enterprise value for such segment of $80 million. The option exercise price is $10 million, plus the amount by which the indebtedness which Mansfield will incur as a result of this transaction (the proceeds of which would be distributed to Falcon) is less than $70 million.. This Option is exercisable by the Holders at any time on or prior to June 30, 1999. The value of the option and the purchase price were determined through an independent valuation. The Option has been included in Other long-term liabilities in the Company's Consolidated Balance Sheet.

      Financing for the Recapitalization was provided in part by approximately $134.6 million of capital provided by Investcorp, its affiliates and other international investors organized by Investcorp. An affiliate of Investcorp was paid a fee of $5.0 million in 1997 for services rendered outside of the United States in connection with the raising of the equity capital from the international investors.

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

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1998


      The Company shared management, administrative and other services with Eagle pursuant to a Corporate Services Agreement that renewed annually. The fee under this agreement was intended to cover Eagle's expected costs in providing these services to the Company. Total fees paid under this agreement were $1.4 million in 1997 and $2.6 million in 1996. As a result of the Recapitalization, the Corporate Services Agreement was terminated. Subsequent to the Merger, the Company paid Eagle $0.3 million in fees for utilization of office space and administrative support.

      Prior to the Offering, the Company was included in its parent's consolidated federal income tax returns. In addition, the Company filed certain combined state tax returns until the distribution to EHL in 1996. Pursuant to the Tax Sharing Agreement, the Company paid $4.6 million in 1996 for tax liabilities it incurred during the periods it was included in consolidated federal and certain combined state tax returns.

      The law firm of Rosenberg & Liebentritt, P.C., of which a former Director is a member, rendered legal services to the Company. The Company paid this law firm $0.4 million in 1997.

      Also see Notes 1 and 5 for other information regarding related party transactions.

(15)  COMMITMENTS AND CONTINGENCIES

      The Company conducts manufacturing operations at various leased facilities and also leases warehouses, manufacturing equipment, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $5.5 million, $4.9 million and $4.7 million for the years ended December 31, 1998, 1997, and 1996, respectively.

      Future minimum lease payments required as of December 31, 1998 (in millions):

                  1999.........................       $  2.3
                  2000........................           2.1
                  2001........................           1.9
                  2002........................           1.4
                  2003 and thereafter.........           1.2
                                                     ---------
                                                      $  8.9
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

      In addition to the matters covered by the preceding paragraph, in May 1994, Underwriters' Laboratories of Canada ("ULC") suspended its recognition of high temperature plastic venting ("HTPV") for gas appliances systems, including the Ultravent(R) product distributed by the Company. This action resulted from reports of problems with high temperature plastic venting, including improper installation, cracking, inadequate joint adhesion, and related safety hazards, including potential for carbon monoxide emission. In June 1994, as a result of the ULC action, the Ontario Ministry of Consumer and Commercial Relations suspended sales of HTPV in the Province of Ontario. Other provinces of Canada have taken similar action. Pursuant to an order, appliance systems in Ontario with HTPV have been corrected. Gas appliance manufacturers in Canada and the United States no longer certify HTPV for use with their products. As a result, the Company discontinued sales of its HTPV product in 1997. Company sales of Ultravent(R) products in the United States and Canada in 1996 and 1997 were minimal.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


      The Company is a defendant in a suit in Canada that has been filed against 24 entities representing heating appliance manufacturers, plastic vent manufacturers and distributors, public utilities and listing agencies brought by the Ontario New Home Warranty Program, which is responsible for the cost of correcting appliances equipped with HTPV in new home construction in Ontario.

      The Company engaged in discussions with the United States Consumer Product Safety Commission ("CPSC") regarding the use of HTPV in the United States. Additionally, certain appliance manufacturers, the plastic resin manufacturer and the HTPV manufacturer and distributor, including Hart & Cooley, participated in a non-binding facilitative mediation process, the object of which was to develop and implement a voluntary HTPV corrective action program. As a result of the facilitative mediation process, the Company entered into a Corrective Action Program and Settlement Agreement in January 1998, along with 25 appliance manufacturers, an HTPV manufacturer and a resin manufacturer to correct certain HTPV mid-efficiency gas fired appliances by replacing the venting system. The Corrective Action Program was approved by the CPSC in February 1998.

      In 1997, the Company recorded pretax charges of $32.8 million ($20.0 million, net of income tax) representing an estimate of its share of the cost of the Corrective Action Program in the United States, resolution of the Canadian litigation, the class action litigation, legal fees and other related costs. The Company estimates that the costs associated with the Corrective Action Program and other related HTPV matters will be expended during the next three years. Actual amounts expended could differ depending on a number of factors including, but not limited to, the estimated replacement cost per unit as well as the number of units replaced. The Company paid $4.1 million in 1998 related to this matter.

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

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES

      The Company's payment obligations under the Notes and the Discount Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by DeVilbiss Air Power Company, Hart & Cooley, Inc., Warrior Glass and Aluminum, Inc., Mansfield Plumbing Products, Inc., SWC Industries, Inc. and Falcon Manufacturing, Inc. (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's only other subsidiary, Falcon Receivable Program, Inc., is a special purpose corporation formed for the Company's accounts receivable securitization program. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the Bank Credit Facility.

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

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 December 31, 1998
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------

                                     ASSETS
Current assets:
     Cash and cash equivalents.............        $ 62.7         $  0.9           $  2.8         $  --             $ 66.4
     Inventories, net......................          --             78.8             --              --               78.8
     Other current assets..................           0.5           19.2             22.5            --               42.2
                                                   -------      ------------     -----------     ------------     ------------
     Total current assets..................          63.2           98.9             25.3            --              187.4

Property, plant and equipment, net.........           0.5          109.3             --              --              109.8
Goodwill...................................           --            59.4             --              --               59.4
Investment in and advances
     to/from subsidiaries..................         163.2         (109.6)           (18.9)          (34.7)            --
Other long-term assets.....................          21.8            3.0             --              --               24.8
                                                   -------      ------------     -----------     ------------     ------------
     Total assets..........................        $248.7         $161.0           $  6.4          $(34.7)          $381.4
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion long-term debt........        $   1.0          $  1.0          $  --           $  --             $  2.0
     Accounts payable......................            0.1            57.9             --              --               58.0
     Accrued liabilities...................           18.4            38.3              0.3            --               57.0
                                                   -------      ------------     -----------     ------------     ------------
     Total current liabilities.............           19.5            97.2              0.3            --              117.0

Long term debt.............................          436.8             3.2             --              --              440.0
Other long-term liabilities................            6.3            32.8             --              --               39.1
                                                   -------      ------------     -----------     ------------     ------------
     Total liabilities.....................          462.6           133.2              0.3            --              596.1
                                                   -------      ------------     -----------     ------------     ------------

Stockholders' equity (deficit):
     Common stock..........................            0.1            --               --              --                0.1
     Additional paid-in capital............           --              42.9              6.5           (49.4)            --
     Retained earnings (deficit)...........         (209.7)          (14.3)            (0.4)           14.7           (209.7)
     Accumulated other comprehensive
        income.............................           (2.5)           (0.8)            --              --               (3.3)
     Other.................................           (1.8)           --               --              --               (1.8)
                                                   -------      ------------     -----------     ------------     ------------
     Total stockholders' equity (deficit)..         (213.9)           27.8              6.1           (34.7)          (214.7)
                                                   -------      ------------     -----------     ------------     ------------
Total liabilities and stockholders' equity.         $248.7          $161.0           $  6.4          $(34.7)          $381.4
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 December 31, 1997
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------

                                     ASSETS
Current assets:
     Cash and cash equivalents.............        $  29.1        $   0.7          $   0.1         $  --            $  29.9
     Inventories, net......................           --             79.5             --              --               79.5
     Other current assets..................            1.1           19.8             13.1            --               34.0
                                                   -------      ------------     -----------     ------------     ------------
     Total current assets..................           30.2          100.0             13.2            --              143.4

Property, plant and equipment, net.........            0.2          101.1             --              --              101.3
Goodwill...................................           --             57.0             --              --               57.0
Investment in and advances
     to/from subsidiaries..................          174.4         (135.5)            (7.6)          (31.3)            --
Other long-term assets.....................           27.4            4.7             --              --               32.1
                                                   -------      ------------     -----------     ------------     ------------
     Total assets..........................        $ 232.2        $ 127.3          $   5.6         $ (31.3)         $ 333.8
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion long-term debt........        $   1.0        $   0.5          $  --           $  --            $   1.5
     Accounts payable......................            0.3           33.7             --              --               34.0
     Accrued liabilities...................           14.2           29.0             --              --               43.2
                                                   -------      ------------     -----------     ------------     ------------
     Total current liabilities.............           15.5           63.2             --              --               78.7

Long term debt.............................          426.2            2.1             --              --              428.3
Other long-term liabilities................            4.2           36.3             --              --               40.5
                                                   -------      ------------     -----------     ------------     ------------
     Total liabilities.....................          445.9          101.6             --              --              547.5
                                                   -------      ------------     -----------     ------------     ------------

Stockholders' equity:
     Common stock..........................            0.1           --               --              --                0.1
     Additional paid-in capital............           --             42.9              6.5           (49.4)            --
     Retained earnings (deficit)...........         (211.8)         (17.2)            (0.9)           18.1           (211.8)
     Other.................................           (2.0)          --               --              --               (2.0)
                                                   -------      ------------     -----------     ------------     ------------
     Total stockholders' equity (deficit)..         (213.7)          25.7              5.6           (31.3)          (213.7)
                                                   -------      ------------     -----------     ------------     ------------
Total liabilities and stockholders' equity.        $ 232.2        $ 127.3          $   5.6         $ (31.3)         $ 333.8
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998

(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             AND COMPREHENSIVE INCOME
                                           YEAR ENDED DECEMBER 31, 1998
                                                   (in millions)
                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------
Net sales........................................  $  --           $765.8          $  --            $  --            $765.8
Cost of sales....................................     --            640.0             --               --             640.0
                                                   -------      ------------     -----------     ------------     ------------
     Gross earnings..............................     --            125.8             --               --             125.8
Selling and administrative expenses..............      7.1           57.8             --               --              64.9
Securitization expense...........................      6.3           --               (2.5)            --               3.8
Restructuring and other charges..................     --              8.2             --               --               8.2
Ultravent expense................................     --             --               --               --              --
Recapitalization expense.........................     --             --               --               --              --
                                                   -------      ------------     -----------     ------------     ------------
     Operating income (loss).....................    (13.4)          59.8              2.5             --              48.9
Corporate allocation.............................    (54.0)          54.0             --               --              --
Net interest expense.............................     41.8            0.2              1.8             --              43.8
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before income taxes................     (1.2)           5.6              0.7             --               5.1
Provision (benefit) for income taxes.............     (0.3)           2.6              0.3             --               2.6
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before equity in income (loss) of
     consolidated subsidiaries...................     (0.9)           3.0              0.4             --               2.5
Equity in income of consolidated subsidiaries....      3.4           --               --               (3.4)           --
                                                   -------      ------------     -----------     ------------     ------------
Net income (loss)................................   $  2.5         $  3.0           $  0.4           $ (3.4)         $  2.5
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------
Other comprehensive loss:
     Minimum pension liability adjustment net
       of income tax benefit of $2.3.............     (2.5)          (0.8)            --               --              (3.3)
                                                   -------      ------------     -----------     ------------     ------------
Comprehensive income (loss)......................  $  --           $  2.2           $  0.4           $ (3.4)         $ (0.8)
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             AND COMPREHENSIVE INCOME
                                           YEAR ENDED DECEMBER 31, 1997
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------
Net sales........................................  $  --          $686.4           $  --            $  --            $686.4
Cost of sales....................................     --           576.5              --               --             576.5
                                                   -------      ------------     -----------     ------------     ------------
     Gross earnings..............................     --           109.9              --               --             109.9
Selling and administrative expenses..............      5.9          51.8              --               --              57.7
Securitization expense...........................      5.8          --                (1.8)            --               4.0
Ultravent expense................................     --            32.8              --               --              32.8
Recapitalization expense.........................     36.3          --                --               --              36.3
                                                   -------      ------------     -----------     ------------     ------------
     Operating income (loss).....................    (48.0)         25.3               1.8             --             (20.9)
Corporate allocation.............................    (60.0)         60.0              --               --              --
Net interest expense.............................     26.7           0.2               1.6             --              28.5
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before income taxes................    (14.7)        (34.9)              0.2             --             (49.4)
Provision (benefit) for income taxes.............      0.9         (12.9)             --               --             (12.0)
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before equity in income (loss) of
     consolidated subsidiaries and extraordinary
       item......................................    (15.6)        (22.0)              0.2             --             (37.4)
Equity in income of consolidated subsidiaries....    (21.8)         --                --               21.8            --
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before extraordinary item..........    (37.4)        (22.0)              0.2             21.8           (37.4)
Extraordinary item:
     Early extinguishment of debt net of income
       tax benefit of $0.9 million...............     (1.5)         --                --               --              (1.5)
                                                   -------      ------------     -----------     ------------     ------------
Net income (loss)................................   $(38.9)       $(22.0)           $  0.2           $ 21.8          $(38.9)
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------
Other comprehensive income:
     Minimum pension liability adjustment net
       of income tax expense of $0.2.............     --             0.5              --               --               0.5
                                                   -------      ------------     -----------     ------------     ------------
Comprehensive income (loss)......................   $(38.9)       $(21.5)           $  0.2           $ 21.8          $(38.4)
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             AND COMPREHENSIVE INCOME
                                           YEAR ENDED DECEMBER 31, 1996
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------
Net sales........................................  $  --          $ 633.2          $  --            $  --           $ 633.2
Cost of sales....................................     --            513.6             --               --             513.6
                                                   -------      ------------     -----------     ------------     ------------
     Gross earnings..............................     --            119.6             --               --             119.6
Selling and administrative expenses..............      5.6           48.3             --               --              53.9
Securitization expense...........................      4.3          --                 (0.2)           --               4.1
Ultravent expenses...............................     --              1.8              --              --               1.8
                                                   -------      ------------     -----------     ------------     ------------
     Operating income (loss).....................     (9.9)          69.5               0.2            --              59.8
Corporate allocation.............................    (20.4)          20.4             --               --            --
Net interest expense.............................      9.5            0.3               1.2            --              11.0
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before income taxes................      1.0           48.8              (1.0)           --              48.8
Provision (benefit) for income taxes.............     (0.9)          19.7             --               --              18.8
                                                   -------      ------------     -----------     ------------     ------------
Income (loss) before equity in income of
     consolidated subsidiaries...................      1.9           29.1              (1.0)           --              30.0
Equity in income of consolidated subsidiaries....     28.1          --                --               (28.1)        --
                                                   -------      ------------     -----------     ------------     ------------
Net income (loss)................................  $  30.0        $  29.1           $  (1.0)         $ (28.1)       $  30.0
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------
Other comprehensive loss:
     Minimum pension liability adjustment net
       of income tax benefit of $0.1.............     --             (0.1)             --               --             (0.1)
                                                   -------      ------------     -----------     ------------     ------------
Comprehensive income (loss)......................  $  30.0        $  29.0           $  (1.0)         $ (28.1)       $  29.9
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           Year Ended December 31, 1998
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from operating activities.........      $ 20.2         $ 53.6            $ (8.7)         $  --           $ 65.1
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from investing activities:
     Purchase of business....................        --             (4.0)             --               --             (4.0)
     Capital expenditures....................        (0.4)         (22.4)             --               --            (22.8)
     Other...................................         0.4           (0.6)             --               --             (0.2)
                                                   -------      ------------     -----------     ------------     ------------
     Net cash used in investing activities...        --            (27.0)             --               --            (27.0)
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from financing activities:
     Advances (to) from affiliate............        14.6          (25.9)             11.3             --             --
     Net borrowings on debt..................        (1.0)          (0.6)             --               --             (1.6)
                                                   -------      ------------     -----------     ------------     ------------
     Net cash from financing activities......        13.6          (26.5)             11.3             --             (1.6)
                                                   -------      ------------     -----------     ------------     ------------
Change in cash and cash equivalents..........        33.8            0.1               2.6             --             36.5
Cash and cash equivalents, beginning
     of period...............................        29.0            0.7               0.2             --             29.9
                                                   -------      ------------     -----------     ------------     ------------
Cash and cash equivalents, end of period.....      $ 62.8         $  0.8            $  2.8           $ --           $ 66.4
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           Year Ended December 31, 1997
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from operating activities.........      $  41.5        $ (19.5)          $ (11.1)        $  --           $   10.9
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from investing activities:
     Capital expenditures....................         (0.2)         (18.9)             --              --              (19.1)
     Other...................................         (0.6)           0.1               0.2            --               (0.3)
                                                   -------      ------------     -----------     ------------     ------------
     Net cash used in investing activities...         (0.8)         (18.8)              0.2            --              (19.4)
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from financing activities:
     Advances (to) from affiliate............        (49.1)          38.0              11.1            --               --
     Proceeds from senior credit facilities..        175.0           --                --              --              175.0
     Repayment of senior credit facilities...       (138.8)          --                --              --             (138.8)
     Issuance of senior subordinated debt....        247.0           --                --              --              247.0
     Issuance of common stock................        134.6           --                --              --              134.6
     Retirement of common stock..............       (338.0)          --                --              --             (338.0)
     Payment of Recapitalization fees and
        expenses.............................        (61.8)          --                --              --              (61.8)
     Net borrowings on debt..................         16.8           (0.3)             --              --               16.5
                                                   -------      ------------     -----------     ------------     ------------
     Net cash from financing activities......        (14.3)          37.7              11.1            --               34.5
                                                   -------      ------------     -----------     ------------     ------------
Change in cash and cash equivalents..........         26.4           (0.6)              0.2            --               26.0
Cash and cash equivalents, beginning
     of period...............................          2.6            1.3              --              --                3.9
                                                   -------      ------------     -----------     ------------     ------------
Cash and cash equivalents, end of period.....      $  29.0        $   0.7           $   0.2         $  --            $  29.9
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998


(16)  GUARANTOR SUBSIDIARIES (CONTINUED)

                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           Year Ended December 31, 1996
                                                   (in millions)

                                                                                    NON-
                                                   PARENT        GUARANTOR        GUARANTOR
                                                   COMPANY      SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from operating activities.........      $  11.5        $   6.6          $  23.0          $  --           $  41.1
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from investing activities:
     Purchase of businesses..................           --          (18.8)            --               --             (18.8)
     Capital expenditures....................           --          (20.0)            --               --             (20.0)
     Other...................................          0.5           (0.1)            (0.2)            --               0.2
                                                   -------      ------------     -----------     ------------     ------------
     Net cash used in investing activities...          0.5          (38.9)            (0.2)            --             (38.6)
                                                   -------      ------------     -----------     ------------     ------------
Cash flows from financing activities:
     Advances (to) from affiliate............         (9.6)          32.4            (22.8)            --              --
     Net borrowings on debt..................          0.5           (0.2)            --               --               0.3
                                                   -------      ------------     -----------     ------------     ------------
     Net cash from financing activities......         (9.1)          32.2            (22.8)            --               0.3
                                                   -------      ------------     -----------     ------------     ------------
Change in cash and cash equivalents..........          2.9           (0.1)            --               --               2.8
Cash and cash equivalents, beginning
     of period...............................         (0.3)           1.4             --               --               1.1
                                                   -------      ------------     -----------     ------------     ------------
Cash and cash equivalents, end of period.....      $   2.6        $   1.3          $  --            $  --           $   3.9
                                                   -------      ------------     -----------     ------------     ------------
                                                   -------      ------------     -----------     ------------     ------------

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998


(17)  BUSINESS SEGMENT INFORMATION

      Effective January 1, 1998, the Company adopted the provisions of Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Prior year amounts have been restated to conform to the current year's presentation.

      The Company has three operating segments under this Statement: Air Distribution Products, Air Power Products and Plumbing Fixtures.

      Air Distribution Products: The Company is a leading supplier of air distribution products and is the leading manufacturer of residential and light commercial grilles, registers and diffusers for heating, ventilating and air conditioning applications. Air Power Products: The Company is the leading producer of consumer and commercial air compressors for home improvement applications. The Company also produces generators and pressure washers marketed primarily into retail and home center outlets. In addition, the Company sells a variety of pneumatic tools for use in home improvement applications. Plumbing Fixtures: The Company is a leading domestic producer of ceramic china bathroom fixtures, including toilets and lavatories. The Company also produces enameled steel bathroom tubs and sinks, and acrylic whirlpool tubs as well as brass and plastic trim and fittings. These products are primarily sold to the residential construction market.

      The accounting policies of the segments are the same as those disclosed in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on their Profitability which is defined as earnings before interest expense and income taxes, excluding the following charges: (i) depreciation and amortization expense; (ii) costs associated with Ultravent(R) and the Recapitalization; (iii) securitization expense; and
(iv) restructuring and non-cash charges.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                    ------------------------------------------
                                                                       1998          1997            1996
                                                                    ------------  -----------    -------------
                                                                                  (IN MILLIONS)
NET SALES:
   Air Distribution Products.................................          $219.4         $191.2         $187.0
   Air Power Products........................................           389.1          335.4          287.1
   Plumbing Fixtures.........................................           157.3          159.8          159.1
                                                                    -----------    -----------    -----------
      Total..................................................          $765.8         $686.4         $633.2
                                                                    -----------    -----------    -----------
                                                                    -----------    -----------    -----------

SEGMENT PROFITABILITY:
   Air Distribution Products.................................          $ 32.9         $ 28.8         $ 29.6
   Air Power Products........................................            39.0           29.7           29.1
   Plumbing Fixtures.........................................            14.6           24.8           28.5
                                                                    -----------    -----------    -----------
      Total..................................................          $ 86.5         $ 83.3         $ 87.2
                                                                    -----------    -----------    -----------
                                                                    -----------    -----------    -----------

RECONCILIATION OF SEGMENT PROFITABILITY TO INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM:
Total segment profitability..................................          $ 86.5         $ 83.3         $ 87.2
Corporate....................................................            (5.9)          (5.3)          (5.6)
Non-cash retiree medical.....................................            (0.6)          (0.9)          (0.4)
Depreciation and amortization................................           (17.4)         (16.9)         (15.5)
Restructuring and other charges..............................            (9.9)          (8.0)          --
Ultravent expense............................................            --            (32.8)          (1.8)
Recapitalization expense.....................................            --            (36.3)          --
Net interest expense.........................................           (43.8)         (28.5)         (11.0)
Securitization expense.......................................            (3.8)          (4.0)          (4.1)
                                                                    -----------    -----------    -----------
   Income (loss) before incomes taxes and extraordinary item.          $  5.1         $(49.4)        $ 48.8
                                                                    -----------    -----------    -----------
                                                                    -----------    -----------    -----------

SEGMENT ASSETS(A):
   Air Distribution Products.................................          $110.3         $101.7         $100.7
   Air Power Products........................................           166.7          150.4          127.6
   Plumbing Fixtures.........................................           100.0           99.3           97.5
                                                                    -----------    -----------    -----------
      Total Segment Assets...................................          $377.0         $351.4         $325.8
                                                                    -----------    -----------    -----------
                                                                    -----------    -----------    -----------

RECONCILIATION OF SEGMENT ASSETS TO TOTAL ASSETS:
     Total Segment Assets....................................          $377.0        $351.4         $325.8
     Securitized Receivables.................................          (106.7)        (88.6)         (75.2)
     Corporate and other(b)..................................           111.1          71.0           11.1
                                                                    ----------    -----------    ------------
           Total Assets......................................          $381.4        $333.8         $261.7
                                                                    ----------    -----------    ------------
                                                                    ----------    -----------    ------------

(a) Segment assets include accounts receivable sold under the securitization program.
(b) Corporate and other represents corporate assets, primarily consisting of cash, deferred financing fees and residual interest in accounts receivable sold under the securitization program.

      The Company's export sales are less than 10% of total revenues. The Company reported revenues from two individual customers that represented sales of more than 10% of the Company's consolidated net sales. The Company's Air Power Products and Plumbing Fixtures segments reported net sales to Sears of $129.6 million, $90.5 million and $84.0 million for 1998, 1997 and 1996, respectively. All of the Company's segments had net sales to The Home Depot totaling $83.2 million for 1998. The Company's revenues and identifiable assets are predominantly related to its U.S. operations and no one other geographic area accounts for more than 10% of total revenue or 10% of total assets.

                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                              DECEMBER 31, 1998


(18)  SUBSEQUENT EVENT

      On January 22, 1999, the Company acquired the assets and business of the Penn Ventilation Companies, Inc. ("Penn Ventilation") a manufacturer of air moving and control equipment for commercial and industrial applications. The consideration for Penn Ventilation consisted of $26.0 million in cash, a $3.0 million three-year interest bearing note and non-compete agreement payments totaling $3.0 million payable over three years. The acquisition will be accounted for as a purchase. Penn Ventilation reported approximately $80.0 million of net sales in 1998. Penn Ventilation will be part of the Company's Air Distribution Products segment.

               FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY FINANCIAL DATA
                               (UNAUDITED)


QUARTERLY FINANCIAL DATA

      The following is a summary of the unaudited interim results of operations for the years ended December 31, 1998 and 1997 (in millions).

                                 QUARTER ENDED            QUARTER ENDED           QUARTER ENDED           QUARTER ENDED
                                   MARCH 31,                JUNE 30,              SEPTEMBER 30,            DECEMBER 31,
                              ---------------------    --------------------    --------------------    ---------------------
                                1998        1997         1998        1997        1998        1997        1998         1997
                              --------    ---------    --------    --------    --------    --------    --------     --------
Net sales..............        $171.4      $160.2       $190.9      $195.7      $197.5      $172.7      $206.0       $157.8
Gross earnings(1)......          25.1        28.2         34.8        36.8        31.0        29.1        34.9         15.8
Income (loss)
   before extra-
   ordinary item.......          (0.7)        6.1          3.8       (18.4)       (2.7)        0.8         2.1        (25.9)
Net income (loss)(2)             (0.7)        6.1          3.8       (19.9)       (2.7)        0.8         2.1        (25.9)

--------------------
(1) Gross earnings for the quarter ended September 30, 1998 reflects $1.7 million of costs associated with the Reorganization Plan. Gross earnings for the quarter ended December 31, 1997 reflects $12.4 million of costs associated with pressure washer returns including an $8.0 million non-cash charge.

(2) Net loss for the quarter ended September 30, 1998 reflects $9.0 million of pretax costs associated with the Reorganization Plan, and write down of automotive assets. Net income for the quarter ended December 31, 1998 reflects $0.9 million of pretax costs associated with the consolidation of manufacturing plants. Net loss for the quarter ended June 30, 1997 reflects after tax charges of $28.4 million relating to the Recapitalization and an extraordinary charge of $1.5 million related to the early extinguishment of debt associated with the Recapitalization. Net loss for the quarter ended December 31, 1997 reflects after tax charges of $19.0 million related to Ultravent(R).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                                     PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the name, age as of March 1, 1999, position, offices and certain information with respect to the executive officers and Directors of the Company. The term of office of each executive will expire upon the appointment of his successor by the Board of Directors.

William K. Hall, 55.....................     President,  Chief  Executive  Officer and Director of Falcon since 1994;
                                             Chairman of the Board of Directors of Falcon since June 1997;  President from 1988 and Chief  Executive  Officer and  Director  from 1990 to June
                                             1997 of Eagle; Director of GenCorp and A.M. Castle.

William E. Allen, 54....................     President of DeVilbiss Air Power Company, a subsidiary of Falcon,  since
                                             1989.

Gus J. Athas, 62........................     Executive  Vice  President -  Administration  of Falcon since June 1997;
                                             Senior Vice  President,  General  Counsel and  Secretary of Falcon since
                                             1994;   Senior  Vice   President  of  Great   American   Management  and
                                             Investment,  Inc.  ("GAMI")  from 1995 to June  1997;  Served in various capacities  at  Eagle  from  1987 to June  1997  including  Senior  Vice
                                             President  (and prior  thereto Vice  President),  General  Counsel,  and
                                             Secretary  (and prior  thereto  Assistant  Secretary)  from 1995 to June
                                             1997.

Sam A. Cottone, 58......................     Executive Vice  President and Director of Falcon since June 1997;  Chief
                                             Financial  Officer of Falcon since 1994; Senior Vice President - Finance and  Treasurer of Falcon from 1994 to June 1997;  Senior Vice  President of GAMI from 1995 to June 1997;  Senior  Vice  President-Finance,  Chief
                                             Financial Officer and Director of Eagle from 1993 to 1995.

Edward G. Finnegan, Jr., 37.............     Vice  President-Operations  and  Corporate  Development  of Falcon since
                                             January  1996;  Served in  various  non-executive  capacities  at Eagle,
                                             Equity Group  Investments,  Inc.,  and EGI Corporate  Investments,  Inc.
                                             from 1988 to 1996.

Joseph W. Harbrecht, 54.................     President of Mansfield Plumbing Products,  Inc., a subsidiary of Falcon, since December 1997.  President,  Amana Home  Appliances of the Raytheon
                                             Appliance  Company from 1996 to 1997;  Served in various  capacities  at the  Kohler  Company  from  1981 to  1996  including  President,  Kohler
                                             Plumbing North America from 1993 to 1996.

Lawrence B. Lee, 56.....................     President of Hart & Cooley, Inc., a subsidiary of Falcon, since 1985.

Anthony J. Navitsky, 42.................     Vice  President-Finance  & Treasurer of Falcon since March 1997.  Served as Vice President and Treasurer of Eagle from 1990 to 1997.

Christopher J. O'Brien, 40..............     Director of Falcon since June 1997;  Executive of  Investcorp  or one or more of its wholly owned  subsidiaries  since  December  1993;  Managing
                                             Director  of  Mancuso &  Company  from  1989 to 1993;  Director  of Star
                                             Markets  Holdings,  Inc., CSK Auto  Corporation,  and The William Carter
                                             Company.

Charles J. Philippin, 48................     Director of Falcon since June 1997;  Executive of  Investcorp  or one or more of its wholly  owned  subsidiaries  since July 1994;  partner  with
                                             Coopers & Lybrand L.L.P.  from 1982 to 1994;  Director of Saks Holdings,
                                             Inc.,  CSK Auto  Corporation,  The William  Carter  Company,  Harborside
                                             Healthcare and Stratus Computer, Inc.

Christopher J. Stadler, 34..............     Director of Falcon since June 1997;  Executive of  Investcorp  or one or more of its wholly  owned  subsidiaries  since  April 1, 1996.  Prior to joining  Investcorp,  Mr.  Stadler was a director  with CS First  Boston
                                             Corporation.  Director of CSK Auto  Corporation,  and The William Carter
                                             Company.

ITEM 11.   EXECUTIVE COMPENSATION

           The following tables set forth information about the compensation of the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                               SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                              COMPENSATION AWARDS
                                                                                      ----------------------------------
                                                                                           SECURITIES        ALL OTHER
                                                     ANNUAL COMPENSATION                   UNDERLYING         COMPEN-
                                            --------------------------------------          OPTIONS           SATION
NAME AND PRINCIPAL POSITIONS                 YEAR      SALARY($)      BONUS($)(2)             (#)             ($) (3)
-----------------------------               -------    ----------     ------------        --------------    ------------
William K. Hall (1).......................   1998       598,900       366,012                  --             13,600
   President and Chief Executive Officer     1997       425,000        83,333               241,271          706,415
                                             1996       250,000       271,200                43,300            6,410

Sam A. Cottone (1)(5).....................   1998       405,585       167,552                  --             13,600
   Executive Vice President-Finance,         1997       275,000        37,500               120,636          306,415
   Treasurer and Chief Financial Officer     1996       144,731       122,040                32,200            6,410


Gus J. Athas (1)(5).......................   1998       347,731       138,271                  --             13,600
   Executive Vice President, General         1997       252,692        37,500                86,168          306,415
   Counsel and Secretary                     1996       144,731       122,040                32,200            6,410


Joseph W. Harbrecht.......................   1998       275,000           --                   --             13,600
   President, Mansfield Plumbing             1997        19,920           --                 51,000             --
   Products, Inc.                            1996          --             --                   --               --

William E. Allen (4)......................   1998       250,020       222,100                  --             12,000
   President, DeVilbiss Air Power Co.        1997       226,768        63,804                51,706          817,830
                                             1996       186,162       208,157                19,500           11,402


Lawrence B. Lee...........................   1998       225,000       152,645                  --             10,400
   President, Hart & Cooley, Inc.            1997       210,603        52,818                51,701          411,830
                                             1996       194,750        73,148                18,450            8,960

---------------------
(1) For periods prior to the Recapitalization, the annual compensation and all other compensation (except for the transaction incentive bonus discussed in Note 3 below) shown for Messrs. Hall, Athas and Cottone represents 50% of such compensation paid to them by a subsidiary of Eagle and reimbursed by the Company.

(2) Partial year bonuses were paid in June 1997 based on Company performance through the date of the Recapitalization. No bonuses were earned or paid for the remainder of 1997.

(3) All other compensation in 1997 includes transaction incentive bonuses of $700,000, $500,000, $300,000, $300,000 and $399,000 paid to the above named officers (excluding Mr. Harbrecht), respectively, upon consummation of the Recapitalization. The remaining amounts include amounts contributed to an employee savings plan and accrued under an unfunded supplemental plan.

(4) In addition to the compensation discussed in footnote (3) above, All Other Compensation in 1997 for Mr. Allen includes a $275,000 payment for a three-year non-competition agreement.

(5) In connection with the Recapitalization in 1997, Messrs. Athas and Cottone were named Executive Vice Presidents. Prior to such time, Messrs. Athas and Cottone were Senior Vice Presidents of the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                    NONE



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                         AND FISCAL YEAR OPTION VALUE

                                                                                    NUMBER OF
                                                                                    SECURITIES                VALUE OF
                                                                                    UNDERLYING              UNEXERCISED
                                                                                   UNEXERCISED              IN-THE-MONEY
                                                                                    OPTIONS AT               OPTIONS AT
                                                                                    FY-END (#)               FY-END ($)
                                     SHARES ACQUIRED ON          VALUE             EXERCISABLE/             EXERCISABLE/
                                        EXERCISE (#)          REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE(1)
                                     -------------------     ---------------    -------------------       -----------------
William K. Hall................              --                    --               0/241,271                 0 / N/A
William E. Allen...............              --                    --                0/51,706                 0 / N/A
Gus J. Athas...................              --                    --                0/86,168                 0 / N/A
Sam A. Cottone.................              --                    --               0/120,636                 0 / N/A
Joseph W. Harbrecht............              --                    --                0/51,000                 0 / N/A
Lawrence B. Lee................              --                    --                0/51,701                 0 / N/A

---------------------
(1) As there is no public trading market for the Company's common stock, the value of In-The-Money Options is not determinable.

                               PENSION PLAN TABLE

         The Falcon Cash Balance Pension Plan is a qualified "cash balance" defined benefit plan that covers eligible salaried and hourly employees of Falcon and its subsidiaries that adopt the plan. Prior to the Recapitalization, certain officers of the Company participated in an Eagle sponsored Cash Balance Plan which mirrored the Falcon Cash Balance Plan (collectively the "Pension Plans"). The normal form of retirement benefit under the Pension Plans is an annuity payable at age 65 (the normal retirement age), although, in lieu of an annuity, a participant may elect to receive a lump sum payment at retirement or other termination of service. A participant's benefit is based on an account balance, which is the sum of 5% of the participant's compensation for each of the first 15 years of service and 6.5% of compensation for each year of service thereafter. The account balances are further credited with interest. The interest credit is based on the One Year Treasury Constant Maturities as published in the Federal Reserve Statistical Release over the one month period ending on the November 30 immediately preceding the applicable plan year. The interest rate for the plan year ending December 31, 1998 was 5.7%. Covered compensation includes salary, annual bonus, 401(k) deferrals and overtime, but excludes long-term incentive compensation.

         The estimated annual annuity benefits payable under the Pension Plans at normal retirement are $17,471, $48,025, $4,848, $10,498, $16,229 and $41,774
for Messrs. Hall, Allen, Athas, Cottone, Harbrecht, and Lee, respectively at December 31, 1998. Prior to the Recapitalization, the Company bore 50% of the current costs of these benefits for Messrs. Hall, Cottone and Athas pursuant to the Corporate Services Agreement described below. The Corporate Services Agreement was terminated in connection with the Recapitalization and the Company now bears all of the costs associated with these benefits.

                            COMPENSATION OF DIRECTORS

         The Company does not pay any additional remuneration to its employees or to executives of Investcorp for serving as directors.

                       EMPLOYMENT CONTRACTS AND TERMINATION OF
                   EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Messrs. Hall, Cottone and Athas have entered into employment agreements with the Company, effective as of the consummation of the Recapitalization (collectively, the "Employment Agreements"). Under the terms of the Employment Agreements, Mr. Hall serves as Chairman, President and Chief Executive Officer, Mr. Cottone serves as Executive Vice President and Chief Financial Officer, and Mr. Athas serves as Executive Vice President Administration, General Counsel and Secretary. These Employment Agreements stipulated base salary amounts that are subject to adjustment.

         The Employment Agreements also provide (i) for an annual bonus to be paid to the officers in accordance with goals to be mutually agreed upon by the Company and such officers, (ii) that the Company will establish a supplemental executive retirement plan for Messrs. Cottone and Athas, (iii) the receipt of 10-year stock options, (iv) that such officers have certain rights to "put" to the Company and the Company has certain rights to "call" from such officers unrestricted share of Falcon capital stock owned by such officers and certain vested stock options held by such officers, and (v) that such officers are each required to own a specific percentage of shares of Falcon capital stock .

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

         The Company has entered into agreements with each of Messrs. Allen, Lee and Harbrecht, that provide benefits in the event that the executives' employment is terminated, other than by reason of death, disability, Voluntary Termination or Termination with Cause (as defined in the agreements) within two years following a change in control of ownership of the subsidiary employer or the Company that occurs prior to September 30, 1997 for Messrs. Allen and Lee and December 10, 1999 for Mr. Harbrecht. Upon a covered termination, the executive will be entitled to receive a payment equal to two times the sum of base salary and bonus in effect at the time of termination. In addition, the Company will provide up to one year of outplacement assistance and will pay the executive's cost of continuing certain health care benefits for up to two years. Similar agreements have been entered into with twenty-two other employees of the Company's subsidiaries which provide for a lump sum payment from six to 18 months of the employee's base salary plus bonus at the time of such employee's termination and the Company's payment of the costs for continuation of certain benefits for a specified period of time after such employee's termination.

                            COMPENSATION COMMITTEE
                     INTERLOCKS AND INSIDER PARTICIPATION


         The Company does not have a compensation committee. Mr. Hall makes recommendations to the Board of Directors regarding executive officer compensation. The Board of Directors makes decisions regarding compensation with Messrs. Hall and Cottone abstaining from voting regarding such matters.

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

         The law firm of Rosenberg & Liebentritt, P.C., of which Sheli Z. Rosenberg (a former director) is a partner, provided legal service to the Company and was paid $0.4 million and $0.1 million in 1997 and 1996, respectively, for these services.

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

         In 1994, the Company loaned $0.9 million to Mr. Hall; $0.2 million to Mr. Cottone; $0.2 million to Mr. Athas; $0.3 million to Mr. Allen; and $0.1 million to Mr. Lee. In addition, a total of $0.5 million was loaned to two officers of the Company who are not Named Executive Officers. These loans were to enable these officers to purchase Common Stock in the public offering at $12 per share. The loans mature in seven years or earlier in certain circumstances and bear interest at the rate of 7.5% per year, compounded semi-annually payable upon maturity of the loans. At December 31, 1998, the balances of these loans including accrued interest to the Named Executive Officers were $1.0 million, $0.2 million, $0.2 million, $0.3 million, and $0.2 million, respectively. In connection with the Recapitalization, the Stock Purchase Plan was amended to permit the loans outstanding thereunder to remain outstanding. Concurrently, the Company adopted the Falcon Building Products, Inc. 1997 Senior Executive Stock Loan Plan (the "1997 Loan Plan") containing loan provisions similar to the Stock Purchase Plan. Loans under the 1997 Loan Plan are only available to executives who do not have loans outstanding under the Stock Purchase Plan. At the consummation of the Recapitalization, loans in aggregate amount of approximately $0.3 million to purchase shares of Class C Stock were made under the 1997 Loan Plan to three employees of the Company who are not Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1998, certain information with respect to the beneficial ownership of the voting stock of the Company by (i) each stockholder who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director of the Company who could be deemed to be the beneficial owner of shares of voting stock, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner has sole investment power and sole voting power with respect to the securities beneficially owned.

         Holders of the Class A Stock are entitled to one vote per share and in the aggregate represent approximately 12% of the voting stock of Falcon. The holders of Class D Common Stock, $0.01 par value per share (the "Class D Stock"), are entitled to 446 votes per share and have approximately 88% of the voting power of Falcon.

                                                                                SHARES BENEFICIALLY OWNED
                                                                                ---------------------------
                                                                                 NUMBER OF         % OF
                                                                                 SHARES (1)        CLASS
                                                                                -------------    ----------
CLASS A VOTING STOCK
EHL (2)..................................................................          783,354          77.7%
William E. Allen (3).....................................................           21,818           2.2
Gus J. Athas (3).........................................................           13,636           1.4
Sam A Cottone (3)........................................................           13,488           1.3
William K. Hall (3)......................................................           68,182           6.8
Lawrence B. Lee (3)......................................................           11,364           1.1
All directors and executive officers as a group, including the above
   named persons (8 persons).............................................          134,852          13.7

CLASS D VOTING STOCK
INVESTCORP S.A. (4)(5)...................................................           17,000         100.0%
SIPCO Limited (6)........................................................           17,000         100.0
CIP Limited (7)(8).......................................................           15,640          92.0
Ballet Limited (7)(8)....................................................            1,564           9.2
Denary Limited (7)(8)....................................................            1,564           9.2
Gleam Limited (7)(8).....................................................            1,564           9.2
Highlands Limited (7)(8).................................................            1,564           9.2
Nobel Limited (7)(8).....................................................            1,564           9.2
Outrigger Limited (7)(8).................................................            1,564           9.2
Quill Limited (7)(8).....................................................            1,564           9.2
Radial Limited (7)(8)....................................................            1,564           9.2
Shoreline Limited (7)(8).................................................            1,564           9.2
Zinnia Limited (7)(8)....................................................            1,564           9.2
INVESTCORP Investment Equity Limited (5).................................            1,360           8.0

---------------------
(1) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting, of such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a description of transactions and relationships between the Company and its directors, executive officers and more than 5% stockholders, see "Compensation Committee Interlocks and Insider Participation" and Note 14 of the Notes to the Company's Consolidated Financial Statements.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements

             Reports of Independent Accountants..........................    15
             Consolidated Balance Sheets.................................    17
             Consolidated Statements of Income and Comprehensive Income..    18
             Consolidated Statements of Stockholders' Equity.............    19
             Consolidated Statements of Cash Flows.......................    20
             Notes to Consolidated Financial Statements..................    21

             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.

         (b) Reports on Form 8-K

             Current Report on Form 8-K dated December 30, 1998, relative to the issuance of the Option to purchase Mansfield Plumbing Products, Inc.

             Current Report on Form 8-K dated January 22, 1999, regarding the acquisition of the assets and business of the Penn Ventilation Companies, Inc.

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


                         FALCON BUILDING PRODUCTS, INC.


                         By:  /S/  WILLIAM K. HALL
                             ---------------------------------------
                                    William K. Hall
                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

                         Date:  March 26, 1999
                              --------------------------------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.


       SIGNATURE                           TITLE                                   DATE

/S/     WILLIAM K. HALL            Director and Chairman of the                March 26, 1999
------------------------------     Board of Directors, President and
        (William K. Hall)          Chief Executive Officer (Principal
                                   Executive Officer)


/S/     SAM A. COTTONE             Executive Vice President-Finance,           March 26, 1999
------------------------------     and Chief Financial Officer
        (Sam A. Cottone)           (Principal Financial Officer)


/S/     ANTHONY J. NAVITSKY        Vice President - Finance and Treasurer      March 26, 1999
------------------------------     (Principal Accounting Officer)
        (Anthony J. Navitsky)


* /S/  CHRISTOPHER J. O'BRIEN      Director                                    March 26, 1999
  ----------------------------
       (Christopher J. O'Brien)


* /S/  CHARLES J. PHILIPPIN        Director                                    March 26, 1999
  ----------------------------
       (Charles J. Philippin)


* /S/  CHRISTOPHER J. STADLER      Director                                    March 26, 1999
  ----------------------------
       (Christopher J. Stadler)

* by /s/ Sam A. Cottone as attorney in fact for each person indicated.
     ------------------
     (Sam A. Cottone)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
   2.1     Agreement and Plan of Merger, dated as of March 20, 1997, between
           Falcon Building Products, Inc. (the "Company") and FBP Acquisition
           Corporation, Inc. ("FBP"), including exhibits thereto (incorporated by reference to Annex I to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File No.
           333-24625, filed April 4, 1997, as amended).
   2.2     Stockholder Voting Agreement, dated as of March 20, 1997, among the
           Company, FBP and Equity Holdings Limited ("EHL") (incorporated by referenced to Annex II-A to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, File
           No. 333-24625, filed April 4, 1997, as amended).
   2.3     Form of Stockholder Voting Agreements, dated as of March 20, 1997, among the Company, FBP and certain management stockholders
           (incorporated by reference to Annex II-B to the Proxy
           Statement/Prospectus contained in the Company's Registration
           Statement on Form S-4, File No. 333-24525, filed April 4, 1997, as amended).
   3.1     Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on June 17, 1997. (Incorporated by
           reference to Exhibit 3.01 of the Company's Quarterly Report on Form
           10-Q, dated June 30, 1997.)
   3.2     Bylaws of the Company.  (Incorporated  by reference to Exhibit 3.02 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
   4.1     Indenture between the Company, its subsidiaries DeVilbiss Air Power
           Company, Ex-Cell Manufacturing Company, Inc., Hart & Cooley,
           Inc., Mansfield Plumbing Products, Inc. and SWC Industries, Inc.
           (collectively, the "Guarantors"), and Harris Trust and Savings
           Bank, as Trustee, dated as of June 17, 1997, relating to the
           Company's 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"),
           including form of Note (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 17, 1997).
   4.2     Supplemental Indenture between Falcon Manufacturing, Inc. and
           Harris Trust and Savings Bank, as Trustee, dated as of June 17, 1997 relating to the Company's Notes (Incorporated by reference to
           Exhibit 4.2 of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997).
   4.3     Indenture between the Company, the Guarantors and Harris Trust and
           Savings Bank, as Trustee, dated as of June 17, 1997, relating to the Company's 10 1/2% Senior Subordinated Discount Notes due 2007
           (the "Discount Notes"), including form of Discount Note
           (incorporated by reference to Exhibit 4.2 of the Company's Current
           Report on Form 8-K dated June 17, 1997).
   4.4     Supplemental Indenture between Falcon Manufacturing, Inc. and Harris
           Trust and Savings Bank, as Trustee, dated as of June 17, 1997 relating to the Company's Discount Notes (Incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997).
   4.5     Form of Note. (Incorporated by reference to Exhibit 4.03 of the
           Company's Registration Statement on Form S-4, filed August 28, 1997.)
   4.6     Registration Rights Agreement, dated June 17, 1997, between the
           Company, the Guarantors and Smith Barney, Inc., BT Securities
           Corporation, Chase Securities Inc. and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated. (Incorporated by reference to Exhibit
           4.03 of the Company's Quarterly Report on Form 10-Q, dated June 30,
           1997.)
   4.7     Credit Agreement, dated as of June 17, 1997, among the Company, the several Lenders from time to time parties thereto, and The Chase
           Manhattan Bank, as administrative agent for the Lenders
           (incorporated by reference to Exhibit 10.1 of the Company's Current
           Report on Form 8-K dated June 17, 1997).
   4.8     Form of Discount Note.  (Incorporated by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-4, filed
           August 28, 1997.)
   4.9     Form of Note Guarantee.  (Incorporated by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-4, filed
           August 28, 1997.)
   4.10    Form of Discount Note Guarantee.  (Incorporated by reference to
           Exhibit 4.06 of the Company's Registration Statement on Form S-4,
           filed August 28, 1997.)
   4.11    Form of Certificate for Class A Stock (Incorporated by reference to
           Exhibit 4.1 of Falcon Building Products, Inc. Registration
           Statement of Form S-1. Registration Number 33-79006, filed May 17,
           1994, as amended.)
  10.1     Financing Advisory Agreement, dated March 20, 1997, between FBP and
           Investcorp International, Inc. (Incorporated by reference to
           Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q, dated
           June 30, 1997.)
  10.2     Standby Loan Commitment Letter Agreement, dated as of March 20,
           1997, between FBP and Invifin S.A. (incorporated by reference to
           Annex I to the Proxy Statement/Prospectus contained in the
           Company's Registration Statement on Form S-4, File No. 333-24625,
           filed April 4, 1997, as amended).


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
  10.3     Agreement for Management Advisory, Strategic Planning and
           Consulting Services, between FBP and Investcorp International,
           Inc., dated as of June 17, 1997. (Incorporated by reference to
           Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q, dated
           June 30, 1997.)
  10.4     Employment Agreement, dated May 22, 1997, between the Company and
           Gus J. Athas. (Incorporated by reference to Exhibit 10.04.1 of the
           Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.5     First Amendment to the Employment Agreement between the Company and
           Gus J. Athas. (Incorporated by reference to Exhibit 10.04.2 of the
           Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.6     Employment Agreement, dated May 22, 1997, between the Company and
           Sam A. Cottone. (Incorporated by reference to Exhibit 10.05.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.7     First Amendment to the Employment Agreement between the Company and
           Sam A. Cottone. (Incorporated by reference to Exhibit 10.05.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.8     Employment Agreement, dated May 22, 1997, between the Company and
           William K. Hall. (Incorporated by reference to Exhibit 10.06.1 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.9     First Amendment to the Employment Agreement between the Company and
           William K. Hall. (Incorporated by reference to Exhibit 10.06.2 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.10    Employment Agreement, dated May 22, 1997, between the Company and
           Anthony J. Navitsky. (Incorporated by reference to Exhibit 10.07.1 of the Company's Quarterly Report on Form 10-Q, dated June 30,
           1997.)
  10.11    First Amendment to the Employment Agreement between the Company and
           Anthony J. Navitsky. (Incorporated by reference to Exhibit 10.07.2 of the Company's Quarterly Report on Form 10-Q, dated June 30,
           1997.)
  10.12    Employment Agreement, dated May 22, 1997, between the Company and
           Edward G. Finnegan, Jr. (Incorporated by reference to Exhibit
           10.08.1 of the Company's Quarterly Report on Form 10-Q, dated June
           30, 1997.)
  10.13    First Amendment to the Employment Agreement between the Company and
           Edward G. Finnegan, Jr. (Incorporated by reference to Exhibit
           10.08.2 of the Company's Quarterly Report on Form 10-Q, dated June
           30, 1997.)
  10.14    Non-Competition Agreement, dated as of March 31, 1997 between the
           Company and William E. Allen. (Incorporated by reference to Exhibit
           10.09 of the Company's Quarterly Report on Form 10-Q, dated June
           30, 1997.)
  10.15    Amended and Restated Receivables Purchase Agreement, dated as of
           June 17, 1997 among Falcon Receivable Program, Inc., the Company,
           Market Street Funding Corporation and PNC Bank, National
           Association. (Incorporated by reference to Exhibit 10.10 of the
           Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.16    Form of Director Indemnity Agreements, dated as of June 17, 1997, between the Company and its Directors. (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q,
           dated June 30, 1997.)
  10.17    1997 Senior Executive Stock Loan Plan.  (Incorporated  by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q,
           dated June 30, 1997.)
  10.18    Form of Stock Pledge Agreement between the Company and certain management stockholders (schedule attached). (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on
           Form 10-Q, dated June 30, 1997.)
  10.19    Form of Common Stock Option Settlement Agreement, between the
           Company and certain employees (schedule attached). (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on
           Form 10-Q, dated June 30, 1997.)
  10.20    Form of Restricted Settlement Agreements between the Company and certain employees. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.21    Falcon Building Products, Inc. Employee Savings Plan as adopted
           January 1, 1995. (Incorporated by reference to Exhibit 10.17 of the
           Company's Annual Report on Form 10-K for the year ended December
           31, 1996.)
  10.22    Management Stock Incentive Plan.  (Incorporated  by reference to
           Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q,
           dated June 30, 1997.)
  10.23    Falcon Building Products, Inc. Cash Balance Pension Plan as adopted
           January 1, 1996. (Incorporated by reference to Exhibit 10.18 of the
           Company's Annual Report on Form 10-K for the year ended December
           31, 1996.)
  10.24    Form of Stock Option Agreement pursuant to the Company's Management
           Stock Incentive Plan between the Company and certain employees
           (schedule attached). (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.25    Termination Benefits Agreement dated December 13, 1996 between Hart
           & Cooley, Inc. and Lawrence B. Lee. (Incorporated by reference to
           Exhibit 10.19 of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1996.)


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
  10.26    Form of Stockholder Agreement, dated June 17, 1997, by and among
           Falcon, FBP and certain management stockholders (schedule
           attached). (Incorporated by reference to Exhibit 10.19 of the
           Company's Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.27    Stockholder Rights Agreement, dated June 17, 1997, by and among the
           Company, FBP and EHL. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, dated June 30,
           1997.)
  10.28    Termination Benefits Agreement dated December 31, 1996 between
           DeVilbiss Air Power Company and William E. Allen. (Incorporated by
           reference to Exhibit 10.21 of the Company's Annual Report on Form
           10-K for the year ended December 31, 1996.)
  10.29    Amendment to the Company's Senior Executive Stock Purchase Plan,
           dated as of June 17, 1997, among the Company and certain employees.
           (Incorporated by reference to Exhibit 10.21 of the Company's
           Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.30    Casualty Insurance Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss Air Power Company, Eagle
           Industries, Inc., Great American Management and Investment, Inc.,
           Hart & Cooley, Inc. and Mansfield Plumbing Products, Inc..
           (Incorporated by reference to Exhibit 10.22 of the Company's
           Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.31    Tax Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss Air Power Company, Eagle Industries, Inc.,
           Great American Management and Investment, Inc., Hart & Cooley, Inc.
           and Mansfield Plumbing Products, Inc. (Incorporated by reference to
           Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q, dated
           June 30, 1997.)
  10.32    Pension Benefits Indemnity Agreement, dated as of March 20, 1997, by and among the Company, DeVilbiss Air Power Company, Eagle
           Industries, Inc., Great American Management and Investment, Inc.,
           Hart & Cooley, Inc. and Mansfield Plumbing Products, Inc.
           (Incorporated by reference to Exhibit 10.24 of the Company's
           Quarterly Report on Form 10-Q, dated June 30, 1997.)
  10.33    Termination Benefits Agreement dated December 20, 1997 between
           Mansfield Plumbing Products, Inc. and Joseph W. Harbrecht.
           (Incorporated by reference to Exhibit 10.35 of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997.)
  10.34    Option Agreement dated December 30, 1998 between the Company and its shareholders.
  21.1     Subsidiaries of the Company.
  24.1     Power of Attorney of Directors.

                                      63