Form 10-Q
period 1999-03-31
FALCON BUILDING PRODUCTS INC
filed 1999-05-21
CIK 923286

__________________________________________________________
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

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

     As of May 1, 1999, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                     985,438 shares of Class A Common Stock
                    6,721,536 shares of Class B Common Stock
                     838,574 shares of Class C Common Stock
                     17,000 shares of Class D Common Stock

               Documents Incorporated herein by Reference:  None

          ____________________________________________________________


                         FALCON BUILDING PRODUCTS, INC.
                                   FORM 10-Q
                                 MARCH 31, 1999

                                     INDEX


PART I.   Financial Information:                  .........      PAGE NO.

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets ................

     Condensed Consolidated Statements of Income...........

     Condensed Consolidated Statements of Cash Flows.......

     Notes to Condensed Consolidated Financial Statements..

Item 2.   Management's Discussion and Analysis
     of Financial Condition and Results of Operations......

PART II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K.................


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)



                                                                       MARCH 31,       DECEMBER 31,
                                                                         1999              1998

                                                                      (UNAUDITED)
                               ASSETS

Current assets:
    Cash and cash equivalents..................................          $ 15.8           $ 66.4
    Trade receivables, net.....................................            13.4              .
    Inventories, net...........................................           104.0             78.8
    Other current assets.......................................            71.7             42.2

    Total current assets.......................................           204.9            187.4

Property, plant and equipment, net.............................           126.6            109.8
Goodwill.......................................................            73.3             59.4
Other assets...................................................            25.2             24.8

    Total assets...............................................          $430.0           $381.4



              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion long-term debt.............................          $  1.9           $  2.0
    Accounts payable...........................................            76.9             58.0
    Accrued liabilities........................................            69.6             57.0

    Total current liabilities..................................           148.4            117.0

Senior indebtedness............................................           179.5            175.7
Senior subordinated notes......................................           267.5            264.3

Accrued employee benefit obligations...........................            15.4             13.3
Other long-term liabilities....................................            23.7             25.8

    Total liabilities..........................................           634.5            596.1


Stockholders' equity (deficit):
    Common stock...............................................             0.1              0.1
    Retained deficit...........................................          (199.5)          (209.7)
    Notes receivable arising from stock purchase plan..........            (1.8)            (1.8)
    Pension liability adjustment...............................            (3.3)            (3.3)

    Total stockholders' equity (deficit).......................          (204.5)          (214.7)


    Total liabilities and stockholders' equity ................          $430.0           $381.4






                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)



                                    QUARTER ENDED MARCH
                                            31,
                                     1999        1998


Net sales........................   $ 218.3    $ 171.4
Cost of sales....................    179.7      146.3


   Gross earnings................     38.6       25.1

Selling and administrative
expenses.........................     21.7       14.7

Ultravent adjustment.............    (12.0)       .
Securitization expense...........      0.9        0.9

   Operating income..............     28.0        9.5

Net interest expense.............     10.6       10.7


Income (loss) before income
taxes............................     17.4       (1.2)

Provision (benefit) for income
taxes............................      7.1       (0.5)


Net income (loss)................   $ 10.3    $  (0.7)




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)



                                                                         QUARTER ENDED
                                                                           MARCH 31,

                                                                      1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................    $    10.3     $   (0.7)
  Adjustments to reconcile net income (loss) to net cash used in operations:
    Depreciation................................................         4.0           3.3
    Amortization................................................         1.5           1.5
    Accretion of debt discount on subordinated debt.............         3.2           2.8
    Deferred income tax provision...............................         4.9           .
    Ultravent adjustment........................................       (12.0)          .
    Cash effect, excluding acquisitions, of changes in working capital, other long term assets, accrued employee benefit
      obligations, and other long-term liabilities..............       (30.6)        (12.3)

    Net cash used in operating activities ......................       (18.7)         (5.4)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business..........................................       (26.0)          .
  Capital expenditures..........................................        (5.5)         (4.7)

    Net cash used in investing activities.......................       (31.5)         (4.7)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of indebtedness................................        (0.3)         (0.2)

  Other.........................................................        (0.1)         (0.1)

    Net cash used in financing activities.......................        (0.4)         (0.3)


CHANGE IN CASH AND CASH EQUIVALENTS.............................       (50.6)        (10.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................        66.4          29.9

CASH AND CASH EQUIVALENTS, END OF PERIOD........................    $   15.8      $   19.5






                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1998.

(2)  ACQUISITIONS

     On January 22, 1999, the Company acquired the assets and business of The Penn Ventilation Companies, Inc. ("Penn Ventilation") a manufacturer of air moving and control equipment for commercial and industrial applications. The consideration for Penn Ventilation consisted of $26.0 million in cash, a $3.0 million three-year interest bearing note and non-compete agreement payments totaling $3.0 million payable over three years. The acquisition was accounted for as a purchase and resulted in $14.6 million of goodwill that is being amortized over 40 years. The allocation of the purchase price to both tangible and intangible assets is still in process. Penn Ventilation is part of the Company's Air Distribution Products segment.

(3)  INVENTORIES

     Inventory consists of the following (in millions):

                                    MARCH 31,     DECEMBER
                                       1999       31, 1998
                                   (UNAUDITED)

          Raw materials and
          supplies...............    $ 39.7       $ 28.7
          Work in process........      15.3         12.0
          Finished goods.........      49.0         38.1

                                    $ 104.0      $  78.8



(4)  ACCOUNTS RECEIVABLE

     Included in the Company's financial statements as of March 31, 1999, in other current assets, is a net residual interest of $48.7 million associated with $134.0 million of receivables sold under the accounts receivable securitization program as of that date, compared to $22.5 million associated with the $106.7 million of receivables sold as of December 31, 1998. The expense incurred on the sale of receivables under this program is presented as Securitization expense in the Condensed Consolidated Statement of Income. The accounts receivable shown on the Condensed Consolidated Balance Sheet relate primarily to Penn Ventilation, which are expected to be sold under the Company's accounts receivable securitization program in the second quarter of 1999.




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS _  (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(5)  RESTRUCTURING AND OTHER CHARGES

     In the third and fourth quarters of 1998, the Company recorded restructuring and other charges totaling $8.8 million, $7.9 million related to the reorganization of its Plumbing Fixtures business (the "Reorganization Plan") and $0.9 million related to the consolidation of two Air Distribution Products manufacturing plants. Of the $8.8 million of restructuring and other charges recorded, $3.1 million were non-cash charges and $5.7 million were cash charges. Approximately $2.3 million of the cash charges have been expended through March 31, 1999.

(6)  LONG-TERM DEBT

     Senior indebtedness consists of the following (in millions):

                       MARCH 31,    DECEMBER 31,
                          1999         1998
                      (UNAUDITED)

Bank Credit Facility
  Revolver...........   $   .      $    .
  Term...............    173.5       173.5

  Total..............    173.5       173.5
Other................      7.9         4.2

Less:  Current Portion    (1.9)       (2.0)


  Senior indebtedness   $ 179.5     $ 175.7



     At March 31, 1999, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $121.0 million at March 31, 1999.

     Senior Subordinated Notes consist of the following (in millions):

                       MARCH 31,    DECEMBER 31,
                          1999         1998
                      (UNAUDITED)

Notes................   $ 145.0     $ 145.0
Discount Notes.......     122.5       119.3

                        $ 267.5     $ 264.3



(7)  COMMITMENTS AND CONTINGENCIES

     As further discussed in the Company's Annual Report on Form 10-K, in 1997 the Company recorded a pre-tax charge of $32.8 million ($20.0 million, net of income tax) for an estimate of its share of the cost of a Corrective Action Program in the United States, resolution of litigation in Canada and the United States including class action litigation, legal fees and other costs related to an issue regarding high temperature plastic venting. In April of 1999 the first full heating season covered by the Corrective Action Program was completed. The detailed, company specific information regarding the estimated replacement cost and the number of units replaced resulting from the Company's experience during the heating season enabled the Company to revise certain assumptions including a reduction in both the estimated replacement cost and the number of units to be replaced over the life of the program. The revision of the above assumptions resulted in a $12 million pre-tax reduction of the previously established reserve in the first quarter of 1999.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


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


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 31, 1999
                                 (in millions)
                                  (Unaudited)

                                                                           NON-
                                          PARENT        GUARANTOR       GUARANTOR
                                         COMPANY      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS      CONSOLIDATED

                                                        ASSETS

Current assets:
    Cash and cash equivalents........    $   12.2       $    1.9         $    1.7          $ .              $   15.8
    Trade receivables, net...........         .             13.4              .              .                  13.4
    Inventories, net.................         .            104.0              .              .                 104.0
    Other current assets.............         0.3           22.7             48.7            .                  71.7

    Total current assets.............        12.5          142.0             50.4            .                 204.9

Property, plant and equipment, net...         0.5          126.1              .              .                 126.6
Goodwill.............................         .             73.3              .              .                  73.3
Investment in and advances
    to/from subsidiaries.............       216.1         (127.6)           (44.0)         (44.5)                .
Other long-term assets...............        21.0            4.2              .              .                  25.2

    Total assets.....................    $  250.1       $  218.0         $    6.4       $  (44.5)           $  430.0



                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt...   $    1.0        $    0.9            $ .            $ .              $    1.9
    Accounts payable.................        0.2            76.7              .              .                  76.9
    Accrued liabilities..............        6.2            63.1              0.3            .                  69.6

    Total current liabilities........        7.4           140.7              0.3            .                 148.4

Long-term debt.......................      440.0             7.0              .              .                 447.0
Other long-term liabilities..........        6.4            32.7              .              .                  39.1

    Total liabilities................      453.8           180.4              0.3            .                 634.5


Stockholders' equity (deficit):
    Common stock.....................        0.1             .                .              .                   0.1
    Additional paid-in capital.......        .              42.9              6.5          (49.4)                .
    Retained earnings (deficit)......     (199.5)           (4.5)            (0.4)           4.9              (199.5)
    Pension adjustment liability.....       (2.5)           (0.8)             .              .                  (3.3)
    Other............................       (1.8)            .                .              .                  (1.8)

    Total stockholders' equity
    (deficit)........................     (203.7)           37.6              6.1          (44.5)             (204.5)

Total liabilities and stockholders'
    equity...........................   $  250.1        $  218.0         $    6.4       $  (44.5)           $  430.0







                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998
                                 (in millions)



                                                                           NON-
                                          PARENT        GUARANTOR       GUARANTOR
                                         COMPANY      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS      CONSOLIDATED

                                                        ASSETS

Current assets:
    Cash and cash equivalents........      $ 62.7         $  0.9           $  2.8         $  .                $ 66.4
    Inventories, net.................         .             78.8              .              .                  78.8
    Other current assets.............         0.5           19.2             22.5            .                  42.2

    Total current assets.............        63.2           98.9             25.3            .                 187.4

Property, plant and equipment, net...         0.5          109.3              .              .                 109.8
Goodwill.............................         .             59.4              .              .                  59.4
Investment in and advances
    to/from subsidiaries.............       163.2         (109.6)           (18.9)         (34.7)                .
Other long-term assets...............        21.8            3.0              .              .                  24.8

    Total assets.....................      $248.7         $161.0           $  6.4         $(34.7)             $381.4



                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt...     $  1.0          $  1.0           $  .           $  .                $  2.0
    Accounts payable.................        0.1            57.9              .              .                  58.0
    Accrued liabilities..............       18.4            38.3              0.3            .                  57.0

    Total current liabilities........       19.5            97.2              0.3            .                 117.0

Long term debt.......................      436.8             3.2              .              .                 440.0
Other long-term liabilities..........        6.3            32.8              .              .                  39.1

    Total liabilities................      462.6           133.2              0.3            .                 596.1


Stockholders' equity (deficit):
    Common stock.....................        0.1             .                .              .                   0.1
    Additional paid-in capital.......        .              42.9              6.5          (49.4)                .
    Retained earnings (deficit)......     (209.7)          (14.3)            (0.4)          14.7              (209.7)
    Pension liability adjustment.....       (2.5)           (0.8)             .              .                  (3.3)
    Other............................       (1.8)            .                .              .                  (1.8)

    Total stockholders' equity
    (deficit)........................     (213.9)           27.8              6.1          (34.7)             (214.7)

Total liabilities and stockholders'
    equity...........................     $248.7          $161.0           $  6.4         $(34.7)             $381.4





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       Three Months Ended March 31, 1999
                                 (in millions)
                                  (Unaudited)


                                                                              NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED

Net sales................................      $  .         $  218.3          $  .           $  .           $  218.3
Cost of sales............................         .            179.7             .              .              179.7

    Gross earnings.......................         .             38.6             .              .               38.6
Selling and administrative expenses......         2.1           19.6             .              .               21.7
Ultravent adjustment.....................         .            (12.0)            .              .              (12.0)
Securitization expense...................         1.6            .              (0.7)           .                0.9

    Operating income (loss)..............        (3.7)          31.0             0.7            .               28.0
Corporate allocation.....................       (14.1)          14.1             .              .                .
Net interest expense.....................         9.9            0.1             0.6            .               10.6

Income before income taxes...............         0.5           16.8             0.1            .               17.4
Provision for income taxes...............         0.1            7.0             .              .                7.1

Income before equity in income of
    consolidated subsidiaries............         0.4            9.8             0.1            .               10.3
Equity in income of consolidated
    subsidiaries.........................         9.9             .               .            (9.9)              .

Net income (loss)........................    $   10.3      $     9.8        $    0.1       $   (9.9)       $    10.3




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       Three Months Ended March 31, 1998
                                 (in millions)
                                  (Unaudited)



                                                                             NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS     CONSOLIDATED

Net sales................................   $  _          $  171.4         $  _            $  _            $  171.4
Cost of sales............................      _             146.3            _               _               146.3

    Gross earnings.......................      _              25.1            _               _                25.1
Selling and administrative expenses......       1.5           13.2            _               _                14.7
Securitization expenses..................       1.1           _               (0.2)           _                 0.9

    Operating income (loss)..............      (2.6)          11.9             0.2            _                 9.5
Net interest expense.....................      10.3           _                0.4            _                10.7

Income (loss) before income taxes........     (12.9)          11.9            (0.2)           _                (1.2)
Provision (benefit) for income taxes.....      (5.3)           4.8            _               _                (0.5)

Income (loss) before equity in income of
    consolidated subsidiaries............      (7.6)           7.1            (0.2)           _                (0.7)
Equity in income of consolidated
    subsidiaries.........................       6.9           _               _               (6.9)            _

Net income (loss)........................   $   (0.7)     $    7.1        $    (0.2)      $   (6.9)        $   (0.7)





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1999
                                 (in millions)
                                  (Unaudited)


                                                                             NON-
                                              PARENT       GUARANTOR      GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Cash flows from (used in) operating
    activities...........................    $  (7.3)        $  14.8         $ (26.2)      $  .             $ (18.7)

Cash flows used in investing activities:
    Purchase of business.................        .             (26.0)            .            .               (26.0)
    Capital expenditures.................       (0.1)           (5.4)            .            .                (5.5)

    Net cash used in investing
    activities...........................       (0.1)          (31.4)            .            .               (31.5)

Cash flows from (used in) financing
activities:
    Advances (to) from affiliate.........      (43.0)           17.9            25.1          .                 .
    Net payments on debt.................        .              (0.3)            .            .                (0.3)
    Other................................       (0.1)            .               .            .                (0.1)

    Net cash from (used in) financing
    activities...........................      (43.1)           17.6            25.1          .                (0.4)

Change in cash and cash equivalents......      (50.5)            1.0            (1.1)         .               (50.6)
Cash and cash equivalents, beginning of
    period...............................       62.7             0.9             2.8          .                66.4

Cash and cash equivalents, end of period.    $  12.2         $   1.9         $   1.7        $ .             $  15.8




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1998
                                 (in millions)
                                  (Unaudited)


                                                                             NON-
                                              PARENT       GUARANTOR      GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Cash flows from (used in) operating
    activities..........................     $  (3.3)        $  19.3         $ (21.4)      $  .             $  (5.4)

Cash flows used in investing activities:
    Capital expenditures.................       (0.3)           (4.4)           _            _                 (4.7)

    Net cash used in investing
    activities...........................       (0.3)           (4.4)           _            _                 (4.7)

Cash flows from (used in) financing
activities:
    Advances (to) from affiliate.........       (7.6)          (14.1)           21.7         _                 _
    Net payments on debt.................       _               (0.2)           _            _                 (0.2)
    Other................................       (0.1)           _               _            _                 (0.1)

    Net cash from (used in) financing
    activities...........................       (7.7)          (14.3)           21.7         _                 (0.3)

Change in cash and cash equivalents......      (11.3)            0.6             0.3         _                (10.4)
Cash and cash equivalents, beginning of
    period...............................       29.1             0.7             0.1         _                 29.9

Cash and cash equivalents, end of period.    $  17.8         $   1.3         $   0.4       $ _              $  19.5




                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999
                                  (UNAUDITED)

(9)  BUSINESS SEGMENT INFORMATION

     The Company has three operating segments: Air Distribution Products, Air Power Products and Plumbing Fixtures. In January 1999 the Company acquired Penn Ventilation (see Note 2), which is included as part of the Air Distribution Products segment.
                                          QUARTER ENDED
                                            MARCH 31,
                                        1999        1998

                                          (IN MILLIONS)
                                           (UNAUDITED)
NET SALES:
 Air Distribution Products........    $ 69.1       $ 45.3
 Air Power Products...............     112.4         89.7
 Plumbing Fixtures................      36.8         36.4

   Total..........................    $218.3       $171.4



SEGMENT PROFITABILITY:(A)
 Air Distribution Products........    $  7.9       $  5.5
 Air Power Products...............      12.9          6.0
 Plumbing Fixtures................       2.8          4.3

   Total..........................    $ 23.6       $ 15.8



RECONCILIATION OF SEGMENT
PROFITABILITY TO INCOME
 (LOSS) BEFORE INCOME TAXES:
Total segment profitability.......    $ 23.6       $ 15.8
Corporate.........................      (1.7)        (1.2)
Non-cash retiree medical..........      (0.1)        (0.1)
Ultravent adjustment..............      12.0          .
Depreciation and amortization.....      (4.9)        (4.1)
Net interest expense..............     (10.6)       (10.7)
Securitization expense............      (0.9)        (0.9)

 Income (loss) before incomes taxes   $  17.4      $ (1.2)




                                      MARCH 31,   DECEMBER 31,
                                        1999        1998
                                          (IN MILLIONS)
                                     (UNAUDITED)

SEGMENT ASSETS(B):
 Air Distribution Products........    $172.3       $110.3
 Air Power Products...............     201.8        166.7
 Plumbing Fixtures................     105.1        100.0

   Total Segment Assets...........    $479.2       $377.0



RECONCILIATION OF SEGMENT ASSETS TO
TOTAL ASSETS:
Total Segment Assets..............    $479.2      $377.0
Securitized Receivables...........    (134.0)     (106.7)
Corporate and other(c)............      84.8       111.1

   Total Assets...................    $430.0      $381.4



(a)Profitability represents income before interest expense and income taxes, excluding the following charges: (i) depreciation and amortization expense;
   (ii) the Ultravent. adjustment; (iii) securitization expense; and (iv) non-cash charges.
(b)Segment assets include accounts receivable sold under the securitization program.
(c)Corporate and other represents corporate assets, primarily consisting of cash, deferred financing fees and residual interest in accounts receivable sold under the securitization program.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                                               QUARTER ENDED MARCH 31,
                                         1999                            1998

                                                 % OF
                                AMOUNT          SALES           AMOUNT          SALES

Net Sales:
Air Distribution
    Products.............      $ 69.1           31.6%          $ 45.3           26.4%
Air Power Products.......       112.4           51.5             89.7           52.3
Plumbing Fixtures........        36.8           16.9             36.4           21.3

   Total Net Sales.......      $218.3          100.0%          $171.4          100.0%



Profitability: (a)
Air Distribution
   Products..............      $  7.9            3.6%          $  5.5            3.2%
Air Power Products.......        12.9            5.9              6.0            3.5
Plumbing Fixtures........         2.8            1.3              4.3            2.5

   Segment total ........        23.6           10.8             15.8            9.2
Corporate................        (1.7)          (0.8)            (1.2)          (0.7)

   Total.................      $ 21.9           10.0%          $ 14.6            8.5%





(a)Profitability represents income before interest expense and income taxes, excluding the following charges: (i) depreciation and amortization expense;
   (ii) the Ultravent. adjustment; (iii) securitization expense; and (iv) non-cash charges.


     QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Net Sales

     Air Distribution Products net sales increased $23.8 million to $69.1 million, an increase of 52.5% over 1998 results. Excluding the effect of acquisitions in 1998 and 1999, net sales increased $8.2 million. This increase was primarily due to increased volume in all product lines as a result of increased market penetration, slightly offset by reduced pricing.

     Air Power Products net sales increased $22.7 million to $112.4 million, or 25.3% over 1998 results. This increase was primarily due to increased volume of compressor/tool products and generators due to increased market penetration, and greater consumer awareness of the need for portable alternative power. These increases were partially offset by decreased volume of pressure washers.

     Plumbing Fixtures net sales increased $0.4 million to $36.8 million in 1999 versus $36.4 million in 1998, primarily due to product mix.

Profitability

     Air Distribution Products profitability increased $2.4 million or 43.6% over 1998. Excluding the effect of acquisitions in 1998 and 1999, profitability increased $2.0 million. This increase was primarily due to increased volume and cost reduction programs, partially offset by reduced pricing and increased distribution costs.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     Air Power Products profitability increased $6.9 million to $12.9 million, an increase of 115.0% over 1998 results. This increase is primarily due to increased volume, as well as reduced direct material costs and cost reduction programs. Additionally, Air Power Products sold its OEM healthcare pump line which resulted in a gain of $0.4 million.

     Plumbing Fixtures profitability decreased $1.5 million to $2.8 million or 34.9% from 1998. This decrease was primarily due to manufacturing inefficiencies, primarily in the Texas china products plant.

     Depreciation and amortization increased from 1998 primarily as a result of acquisitions.

     As discussed in Note 7 to the Company's Financial Statements, the Company reduced its accrual for its share of a Corrective Action Program and other related costs by $12 million in the first quarter. In April of 1999 the first full heating season covered by the Corrective Action Program was completed. The detailed, company specific information regarding the estimated replacement cost and the number of units replaced resulting from the Company's experience during the heating season enabled the Company to revise certain assumptions including a reduction in both the estimated replacement cost and the number of units to be replaced over the life of the program.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $18.7 million for the quarter ended March 31, 1999, compared to $5.4 million for the comparable 1998 period. The change of $13.3 million was primarily due to an increase in working capital requirements to support the growth in overall sales volume.

     As discussed in Note 2 to the Company's Condensed Consolidated Financial Statements, the Company acquired the assets and business of Penn Ventilation on January 22, 1999. The consideration for Penn Ventilation consisted of $26.0 million in cash, a $3.0 million three-year interest bearing note and non-compete agreement payments totaling $3.0 million payable over three years.

     The Company believes that it will meet its working capital and capital expenditure needs in 1999 through a combination of operating cash flow, availability under its Bank Credit Facility and funds available through the accounts receivable securitization program.

YEAR 2000 READINESS PROGRAM

     The Company and each of its operating subsidiaries have implemented a Year 2000 readiness program with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issues before January 1, 2000. Executive management continues to regularly monitor the status of the Company's Year 2000 remediation plans. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and customers.

     The assessment phase of the Year 2000 readiness program, which identified the business systems that may require remediation or replacement and established priorities for repair or replacement, has been completed.

     The second phase of the Year 2000 readiness program, which involves the actual remediation and replacement of business systems, is currently in progress. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. The Company's objective is to complete substantially all remediation and replacement of internal business systems by the second quarter of 1999, and to complete final testing by the third quarter of 1999.




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

     Because of the number of business systems used by the Company, in addition to the significant number of third parties that the Company depends on, the Company presently believes that it is possible that it may experience some disruption in its business due to the Year 2000 issue. More specifically, because of the interdependent nature of business systems, the Company and its operating subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not Year 2000 compliant.

     The possible consequences of the Company or third parties not being fully Year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, inventory and supply obsolescence, and possible temporary plant closings. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 issue, but intends to establish such a plan during the remainder of 1999 as part of its Year 2000 readiness program. Failure to meet critical milestones identified in the Company's plans would precipitate alternative actions, including an acceleration of any contingency plan.

     It is currently estimated that the aggregate cost of the Company's Year 2000 readiness program will be approximately $1.3 million, of which approximately $1.0 million has been expensed through March 31, 1999. These costs are being expensed as incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems or equipment, substantially all of which would be capitalized, are not included in the above estimates.

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



Dated:  May 21, 1999