Form 10-Q
period 1999-06-30
FALCON BUILDING PRODUCTS INC
filed 1999-08-16
CIK 923286

__________________________________________________________

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     As of July 31, 1999, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                     985,441 shares of Class A Common Stock
                    6,721,536 shares of Class B Common Stock
                     838,574 shares of Class C Common Stock
                     17,000 shares of Class D Common Stock

          ____________________________________________________________


                         FALCON BUILDING PRODUCTS, INC.
                                   FORM 10-Q
                                 JUNE 30, 1999
                                     INDEX


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

Item 2.   Management's Discussion and Analysis
     of Financial Condition and Results of Operations......

PART II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K.................



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)



                                                                        JUNE 30,      DECEMBER 31,
                                                                          1999            1998
                                                                      (UNAUDITED)
                              ASSETS

Current assets:
    Cash and cash equivalents......................................    $    21.8        $    66.4
    Trade receivables, net.........................................       14.9                .
    Inventories, net...............................................      108.8               78.8
    Other current assets...........................................       71.9               42.2
    Total current assets...........................................      217.4              187.4
Property, plant and equipment, net.................................      130.1              109.8
Goodwill...........................................................       71.8               59.4
Other long-term assets.............................................       23.2               24.8
    Total assets...................................................    $  442.5          $  381.4

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt.................................    $   2.2           $    2.0
    Accounts payable...............................................       74.0               58.0
    Accrued liabilities............................................       76.6               57.0
    Total current liabilities......................................      152.8              117.0
Senior indebtedness................................................      177.8              175.7
Senior subordinated notes..........................................      270.6              264.3
Accrued employee benefit obligations...............................       16.4               13.3
Other long-term liabilities........................................       20.9               25.8
    Total liabilities..............................................      638.5              596.1

Stockholders' equity (deficit):
    Common stock...................................................        0.1                0.1
    Notes receivable arising from stock purchase plan..............       (1.7)              (1.8)
    Retained deficit...............................................     (191.1)            (209.7)
    Pension liability adjustment...................................       (3.3)              (3.3)
    Total stockholders' equity (deficit)...........................     (196.0)            (214.7)
Total liabilities and stockholders' equity.........................    $  442.5          $  381.4



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                    QUARTER ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     1999             1998             1999             1998

Net sales....................................       $ 281.9          $ 190.9           $ 500.3          $ 362.3
Cost of sales................................         228.2            156.1             407.9            302.4
    Gross earnings...........................          53.7             34.8              92.4             59.9
Selling and administrative expenses..........          27.4             16.5              49.1             31.2
Ultravent adjustment.........................           .                .               (12.0)             .
Securitization expense.......................           1.2              1.0               2.2              1.9
    Operating income.........................          25.1             17.3              53.1             26.8
Net interest expense.........................          11.2             10.9              21.8             21.6
Income before income taxes...................          13.9              6.4              31.3              5.2
Provision for income taxes...................           5.6              2.6              12.7              2.1
Net income...................................       $   8.3          $   3.8           $  18.6          $   3.1





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                          1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................       $   18.6      $    3.1
  Adjustments to reconcile net income to net cash from (used in)
   operating activities:
    Depreciation and amortization...............................           12.0           9.7
    Accretion of debt discount on subordinated debt.............            6.3           5.7
    Deferred income tax provision...............................            3.5           .
    Ultravent adjustment........................................          (12.0)          .
    Cash effect of changes in working capital balances, accrued employee benefit obligations, and other long-term
      liabilities, excluding the effects of acquisitions........          (31.9)          2.4
  Net cash from (used in) operating activities .................           (3.5)         20.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses........................................          (26.0)         (4.0)
  Capital expenditures..........................................          (13.2)         (9.6)
  Other.........................................................           (0.1)         (0.8)
  Net cash used in investing activities.........................          (39.3)        (14.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on debt..........................................           (1.8)         (0.3)
  Other.........................................................            .            (0.1)
  Net cash used in financing activities.........................           (1.8)         (0.4)

CHANGE IN CASH AND CASH EQUIVALENTS.............................          (44.6)          6.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................           66.4          29.9
CASH AND CASH EQUIVALENTS, END OF PERIOD........................       $   21.8       $  36.0



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION:

     The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. ("Falcon" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments except for the Ultravent adjustment, are included for fair presentation. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1998.

(2)  ACQUISITIONS

     On January 22, 1999, the Company acquired the assets and business of The Penn Ventilation Companies, Inc. ("Penn Ventilation") a manufacturer of air moving and control equipment for commercial and industrial applications. The consideration for Penn Ventilation consisted of $26.0 million in cash, a $3.0 million three-year interest bearing note and non-compete agreement payments totaling $3.0 million payable over three years. The acquisition was accounted for as a purchase and resulted in $13.7 million of goodwill that is being amortized over 40 years. The allocation of the purchase price to both tangible and intangible assets is still in process. Penn Ventilation is part of the Company's Air Distribution Products segment.

(3)  INVENTORIES

     Inventory consists of the following (in millions):

                                JUNE 30,     DECEMBER 31,
                                 1999           1998
                              (UNAUDITED)

Raw materials and supplies      $   48.1     $  28.7
Work in process...........        15.5         12.0
Finished goods............        45.2         38.1
                                $ 108.8      $  78.8


(4)  ACCOUNTS RECEIVABLE

     Included in the Company's Condensed Consolidated Financial Statements as of June 30, 1999, in other current assets, is a net residual interest of $51.1 million associated with $150.9 million of receivables sold under the accounts receivable securitization program as of that date, compared to a net residual interest of $22.5 million associated with the $106.7 million of receivables sold as of December 31, 1998. The expense incurred on the sale of receivables under this program is presented as Securitization expense in the Condensed Consolidated Statement of Income. The accounts receivable shown on the Condensed Consolidated Balance Sheet relate primarily to Penn Ventilation, which are expected to be sold under the Company's accounts receivable securitization program later in 1999.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(5)  RESTRUCTURING AND OTHER CHARGES

     In the third and fourth quarters of 1998, the Company recorded restructuring and other charges totaling $8.8 million, $7.9 million related to the reorganization of its Plumbing Fixtures business (the "Reorganization Plan") and $0.9 million related to the consolidation of two Air Distribution Products manufacturing plants. Of the $8.8 million of restructuring and other charges recorded, $3.1 million were non-cash charges and $5.7 million were cash charges. Approximately $2.9 million of the cash charges have been expended through June 30, 1999.

(6)  LONG-TERM DEBT

     Senior indebtedness consists of the following (in millions):

                        JUNE 30,      DECEMBER 31,
                          1999           1998
                        (UNAUDITED)

Bank Credit Facility:
  Revolver...........   $  .          $  .
  Term...............    173.5         173.5
  Total..............    173.5         173.5
Other................      6.5           4.2
Less:  Current Portion    (2.2)         (2.0)
  Senior indebtedness   $177.8        $175.7


      At June 30, 1999, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the revolving portion of this facility was $120.7 million at June 30, 1999.

     Senior Subordinated Notes consist of the following (in millions):

                        JUNE 30,      DECEMBER 31,
                          1999           1998
                        (UNAUDITED)

Notes................   $ 145.0       $ 145.0
Discount Notes.......    125.6         119.3
                        $ 270.6       $ 264.3



(7)  COMMITMENTS AND CONTINGENCIES

     As further discussed in the Company's Annual Report on Form 10-K, in 1997, the Company recorded a pre-tax charge of $32.8 million ($20.0 million, net of income tax) for an estimate of its share of the cost of a Corrective Action Program in the United States, resolution of litigation in Canada and the United States including class action litigation, legal fees and other costs related to an issue regarding high temperature plastic venting. In April of 1999, the first full heating season covered by the Corrective Action Program was completed. The detailed, Company specific information regarding the estimated replacement cost and the number of units replaced during the heating season enabled the Company to revise certain assumptions including a reduction in both the estimated replacement cost and the number of units to be replaced over the life of the program. The revision of the above assumptions resulted in a $12 million pre-tax reduction of the aforementioned reserve in the first quarter of 1999.





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


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

     Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Parent Company pretax expense has been allocated to the Guarantor Subsidiaries on a quarterly basis in 1999 as compared to an annual basis in December 1998.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 June 30, 1999
                             (dollars in millions)
                                  (Unaudited)

                                                                           NON-
                                          PARENT        GUARANTOR       GUARANTOR
                                         COMPANY      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS      CONSOLIDATED

                                                        ASSETS

Current assets:
    Cash and cash equivalents........    $   18.6       $    2.0         $    1.2        $   .            $    21.8
    Trade receivables, net...........         .             14.9              .              .                  14.9
    Inventories, net.................        ..            108.8              .              .                 108.8
    Other current assets.............         0.1           20.7             51.1            .                  71.9
    Total current assets.............        18.7          146.4             52.3            .                 217.4

Property, plant and equipment, net...         0.5          129.6              .              .                 130.1
Goodwill.............................         .             71.8              .              .                 71.8
Investment in and advances
    to/from subsidiaries.............       218.7         (119.6)           (46.0)         (53.1)                .
Other long-term assets...............        19.6            3.6              .              .                  23.2
    Total assets.....................    $  257.5       $  231.8         $    6.3       $  (53.1)          $   442.5

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt...   $      1.0      $    1.2         $   .           $   .             $     2.2
    Accounts payable.................        0.3            73.7              .              .                  74.0
    Accrued liabilities..............        2.5            73.8              0.3            .                  76.6
    Total current liabilities........        3.8           148.7              0.3            .                 152.8
Long-term debt.......................      443.1             5.3              .              .                 448.4
Other long-term liabilities..........        5.8            31.5              .              .                  37.3
    Total liabilities................      452.7           185.5              0.3            .                 638.5

Stockholders' equity (deficit):
    Common stock.....................        0.1             .                .              .                   0.1
    Additional paid-in capital.......        .              42.9              6.5          (49.4)                .
    Retained earnings (deficit)......     (191.1)            4.2             (0.5)          (3.7)             (191.1)
    Pension liability adjustment.....       (2.5)           (0.8)             .              .                  (3.3)
    Other............................       (1.7)            .                .              .                  (1.7)
    Total stockholders' equity (deficit)  (195.2)           46.3              6.0          (53.1)             (196.0)

Total liabilities and stockholders'
  equity.............................   $  257.5        $  231.8         $    6.3       $  (53.1)           $  442.5




                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1999


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998
                             (dollars in millions)


                                                                           NON-
                                          PARENT        GUARANTOR       GUARANTOR
                                         COMPANY      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS      CONSOLIDATED

                                                        ASSETS

Current assets:
    Cash and cash equivalents........     $  62.7      $    0.9         $    2.8          $  .              $  66.4
    Inventories, net.................         .            78.8              .               .                 78.8
    Other current assets.............         0.5          19.2             22.5             .                 42.2
    Total current assets.............        63.2          98.9             25.3             .                187.4

Property, plant and equipment, net...         0.5         109.3              .               .                109.8
Goodwill.............................         .            59.4              .               .                 59.4
Investment in and advances
    to/from subsidiaries.............       163.2        (109.6)           (18.9)          (34.7)               .
Other long-term assets...............        21.8           3.0              .               .                 24.8
    Total assets.....................      $248.7        $161.0         $    6.4         $ (34.7)            $381.4

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt...    $    1.0      $    1.0           $  .            $  .             $    2.0
    Accounts payable.................         0.1          57.9              .               .                 58.0
    Accrued liabilities..............        18.4          38.3              0.3             .                 57.0
    Total current liabilities........        19.5          97.2              0.3             .                117.0
Long term debt.......................       436.8           3.2              .               .                440.0
Other long-term liabilities..........         6.3          32.8              .               .                 39.1
    Total liabilities................       462.6         133.2              0.3             .                596.1

Stockholders' equity (deficit):
    Common stock.....................         0.1           .                .               .                  0.1
    Additional paid-in capital.......         .            42.9              6.5           (49.4)               .
    Retained earnings (deficit)......      (209.7)        (14.3)            (0.4)           14.7             (209.7)
    Pension liability adjustment.....        (2.5)         (0.8)             .               .                 (3.3)
    Other............................        (1.8)          .                .               .                 (1.8)
    Total stockholders' equity (deficit)   (213.9)         27.8              6.1           (34.7)            (214.7)

Total liabilities and stockholders'
   equity............................      $248.7        $161.0         $    6.4          $(34.7)            $381.4




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        Three Months Ended June 30, 1999
                             (dollars in millions)
                                  (Unaudited)


                                                                              NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED

Net sales................................     $   .        $  281.9         $   .           $   .          $  281.9
Cost of sales............................         .           228.2             .               .             228.2
    Gross earnings.......................         .            53.7             .               .              53.7
Selling and administrative expenses......         1.8          25.6             .               .              27.4
Securitization expense...................         1.9           .              (0.7)            .               1.2
    Operating income (loss)..............        (3.7)         28.1             0.7             .              25.1
Corporate allocation.....................       (14.4)         14.4             .               .               .
Net interest expense.....................        10.2           0.2             0.8             .              11.2

Income (loss) before income taxes........         0.5          13.5            (0.1)            .              13.9
Provision (benefit) for income taxes.....         0.7           4.9             .               .               5.6

Income (loss) before equity in income of
    consolidated subsidiaries............        (0.2)          8.6            (0.1)            .               8.3
Equity in income of consolidated subsidiaries     8.5           .               .              (8.5)            .

Net income (loss)........................    $    8.3       $   8.6        $   (0.1)        $  (8.5)       $    8.3




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        Three Months Ended June 30, 1998
                             (dollars in millions)
                                  (Unaudited)

                                                                             NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS     CONSOLIDATED

Net sales................................      $  .         $  190.9          $  .          $  .            $  190.9
Cost of sales............................         .            156.1             .             .               156.1
    Gross earnings.......................         .             34.8             .             .                34.8
Selling and administrative expenses......         1.9           14.6             .             .                16.5
Securitization expenses..................         1.9            .              (0.9)          .                 1.0
    Operating income (loss)..............        (3.8)          20.2             0.9           .                17.3
Net interest expense.....................        10.5            .               0.4           .                10.9

Income (loss) before income taxes........       (14.3)          20.2             0.5           .                 6.4
Provision (benefit) for income taxes.....        (5.1)           7.6             0.1                             2.6

Income (loss) before equity in income of
    consolidated subsidiaries............        (9.2)          12.6             0.4           .                 3.8
Equity in income of consolidated subsidiaries    13.0            .               .           (13.0)              .

Net income...............................    $    3.8       $   12.6        $    0.4      $  (13.0)         $    3.8




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         Six Months Ended June 30, 1999
                             (dollars in millions)
                                  (Unaudited)


                                                                              NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS     CONSOLIDATED

Net sales................................    $    .        $  500.3         $   .           $   .          $  500.3
Cost of sales............................         .           407.9             .               .             407.9
    Gross earnings.......................         .            92.4             .               .              92.4
Selling and administrative expenses......         3.9          45.2             .               .              49.1
Ultravent adjustment.....................         .           (12.0)            .               .             (12.0)
Securitization expense...................         3.6           .              (1.4)            .               2.2
    Operating income (loss)..............        (7.5)         59.2             1.4             .              53.1
Corporate Allocation.....................       (28.5)         28.5             .               .               .
Net interest expense.....................        20.1           0.3             1.4             .              21.8

Income before income taxes...............         0.9          30.4             .               .              31.3
Provision for income taxes...............         0.8          11.9             .               .              12.7

Income before equity in income of
    consolidated subsidiaries............         0.1          18.5             .               .              18.6
Equity in income of consolidated subsidiaries    18.5           .               .             (18.5)            .

Net income...............................    $   18.6      $   18.5         $   .          $  (18.5)       $   18.6




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         Six Months Ended June 30, 1998
                             (dollars in millions)
                                  (Unaudited)


                                                                              NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Net sales................................      $  .         $  362.3          $  .          $  .            $  362.3
Cost of sales............................         .            302.4             .             .               302.4
    Gross earnings.......................         .             59.9             .             .                59.9
Selling and administrative expenses......         3.4           27.8             .             .                31.2
Securitization expenses..................         3.0            .              (1.1)          .                 1.9
    Operating income (loss)..............        (6.4)          32.1             1.1           .                26.8
Net interest expense.....................        20.7            0.1             0.8           .                21.6

Income (loss) before income taxes........       (27.1)          32.0             0.3           .                 5.2
Provision (benefit) for income taxes.....       (10.4)          12.4             0.1           .                 2.1

Income (loss) before equity in income of
    consolidated subsidiaries............       (16.7)          19.6             0.2           .                 3.1
Equity in income of consolidated subsidiaries    19.8            .               .           (19.8)              .

Net income...............................    $    3.1       $   19.6        $    0.2      $  (19.8)         $    3.1





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1999
                             (dollars in millions)
                                  (Unaudited)

                                                                             NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Cash flows from (used in) operating         $   (7.2)     $   32.4        $  (28.7)      $   .           $   (3.5)
activities...............................
Cash flows from (used in) investing
  activities:
    Purchase of business.................        .           (26.0)            .             .              (26.0)
    Capital expenditures.................        .           (13.2)            .             .              (13.2)
    Other................................        0.2          (0.3)            .             .               (0.1)
    Net cash from (used in) investing
      activities.........................        0.2         (39.5)            .             .              (39.3)

Cash flows from (used in) financing
activities:
    Advances (to) from affiliate.........      (37.0)          9.9            27.1           .                .
    Net payments on debt.................        .            (1.8)            .             .               (1.8)
    Other................................       (0.1)          0.1             .             .                .
    Net cash from (used in) financing
      activities.........................      (37.1)          8.2            27.1           .               (1.8)

Change in cash and cash equivalents......      (44.1)          1.1            (1.6)          .              (44.6)
Cash and cash equivalents, beginning of
    period...............................       62.7           0.9             2.8           .               66.4
Cash and cash equivalents, end of period.   $   18.6      $    2.0        $    1.2       $   .           $   21.8





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1998
                             (dollars in millions)
                                  (Unaudited)

                                                                             NON-
                                              PARENT       GUARANTOR       GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED

Cash flows from (used in) operating
   activities............................   $  (20.9)       $   54.6        $  (12.8)      $  .            $   20.9

Cash flows used in investing activities:
    Purchase of business.................        .              (4.0)            .            .                (4.0)
    Capital expenditures.................       (0.4)           (9.2)            .            .                (9.6)
    Other................................        0.2            (1.0)            .            .                (0.8)
    Net cash used in investing
       activities........................       (0.2)          (14.2)            .            .               (14.4)

Cash flows from (used in) financing
   activities:
    Advances (to) from affiliate.........       26.8           (40.1)           13.3          .                 .
    Net payments on debt.................        .              (0.3)            .            .                (0.3)
    Other................................       (0.1)            .               .            .                (0.1)
    Net cash from (used in) financing
       activities........................       26.7           (40.4)           13.3          .                (0.4)

Change in cash and cash equivalents......        5.6             .               0.5          .                 6.1
Cash and cash equivalents, beginning of
    period...............................       29.1             0.7             0.1          .                29.9
Cash and cash equivalents, end of period.   $   34.7        $    0.7        $    0.6       $  .            $   36.0





                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(9)  BUSINESS SEGMENT INFORMATION

     The Company has three operating segments: Air Distribution Products, Air Power Products and Plumbing Fixtures. In January 1999 the Company acquired Penn Ventilation (see Note 2), which is included as part of the Air Distribution Products segment.

                                                   QUARTER ENDED                      SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                               1999             1998                1999             1998
                                                   (IN MILLIONS)                       (IN MILLIONS)
                                                    (UNAUDITED)                         (UNAUDITED)
NET SALES:
  Air Distribution Products...............$    84.1         $    51.8           $  153.3         $    97.1
  Air Power Products......................    157.0              99.0              269.4             188.7
  Plumbing Fixtures.......................     40.8              40.1               77.6              76.5
     Total................................ $  281.9          $  190.9           $  500.3          $  362.3

SEGMENT PROFITABILITY:(a)
  Air Distribution Products...............$    12.0         $     8.6          $    19.9         $    14.1
  Air Power Products......................     20.2              10.7               33.1              16.7
  Plumbing Fixtures.......................      1.6               4.9                4.4               9.3
     Total................................$    33.8         $    24.2          $    57.4         $    40.1

RECONCILIATION OF SEGMENT PROFITABILITY
  TO INCOME BEFORE INCOME TAXES:
Total segment profitability...............$    33.8         $    24.2          $    57.4         $    40.1
Corporate.................................     (1.6)             (1.6)              (3.3)             (2.8)
Non-cash retiree medical..................     (0.1)             (0.1)              (0.3)             (0.3)
Ultravent adjustment......................      .                 .                 12.0               .
Depreciation and amortization.............     (5.8)             (4.2)             (10.5)             (8.3)
Net interest expense......................    (11.2)            (10.9)             (21.8)            (21.6)
Securitization expense....................     (1.2)             (1.0)              (2.2)             (1.9)
  Income before incomes taxes.............$    13.9         $     6.4          $    31.3         $     5.2

                                                                                  JUNE  30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                       (IN MILLIONS)
                                                                                (UNAUDITED)
SEGMENT ASSETS(b):
  Air Distribution Products.............................................        $  173.3          $  110.3
  Air Power Products....................................................           222.4             166.7
  Plumbing Fixtures.....................................................           106.1             100.0
     Total Segment Assets...............................................        $  501.8          $  377.0

RECONCILIATION OF SEGMENT ASSETS TO TOTAL ASSETS:
  Total Segment Assets..................................................        $  501.8          $  377.0
  Securitized Receivables...............................................          (150.9)           (106.7)
  Corporate and other(c)................................................            91.6             111.1
     Total Assets.......................................................        $  442.5          $  381.4


/TABLE>


(a) Profitability represents income before interest expense and income taxes, excluding the following: (i) depreciation and amortization expense; (ii) the Ultravent adjustment; (iii) securitization expense; and (iv) non-cash charges.
(b) Segment assets include accounts receivable sold under the securitization program.
(c) Corporate and other represents corporate assets, primarily consisting of cash, deferred financing fees and residual interest in accounts receivable sold under the securitization program.



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)

(10) OTHER MATTERS

     On June 30, 1999, an outstanding option to purchase all of the issued and outstanding capital stock of Mansfield Plumbing Products, Inc., a wholly owned subsidiary of the Company, expired without being exercised pursuant to the terms of the option. The option was granted on December 30, 1998 to the Company's stockholders in exchange for a payment to the Company of $1.0 million. See the Company's Annual Report on Form 10-K for further discussion about the option.
In the second quarter of 1999, the Company recorded a gain of $0.3 million (net of legal, advisory and accounting expenses of $0.7 million) associated with this transaction. The net gain has been included in selling and administrative expense in the Company's Condensed Consolidated Statement of Income.

(11) SUBSEQUENT EVENTS

   On August 13, 1999, the Company entered into a definitive agreement for the sale of its Air Power Products segment to Pentair, Inc. for consideration of $460 million subject to closing date adjustments. The transaction is expected to be completed in September. The Company intends to use the net proceeds to repay a portion of or all of the Bank Credit Facility.




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter and six months ended June 30, 1999 as compared to the quarter and six months ended June 30, 1998, which should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     The following table reflects the Company's historical results of operations for the quarter ended June 30, 1999 compared to the results for the comparable period of 1998.





                                                QUARTER ENDED JUNE 30,
                                         1999                            1998
                                                 % OF                            % OF
                                AMOUNT          SALES           AMOUNT          SALES

Net Sales:
Air Distribution Products   $    84.1          29.8%        $    51.8          27.1%
Air Power Products.......       157.0           55.7             99.0           51.9
Plumbing Fixtures........        40.8           14.5             40.1           21.0
   Total Net Sales.......    $  281.9          100.0%        $  190.9          100.0%

Profitability: (a)
Air Distribution Products   $    12.0          14.3%        $      8.6         16.6%
Air Power Products.......        20.2           12.9%            10.7           10.8%
Plumbing Fixtures........         1.6            3.9%             4.9           12.2%
   Segment total ........        33.8           12.0%            24.2           12.6%
Corporate................        (1.6)           n/a             (1.6)           n/a
   Total.................    $    32.2          11.4%        $    22.6          11.8%




(a)Profitability represents income before interest expense and income taxes, excluding the following: (i) depreciation and amortization expense; (ii) the Ultravent. adjustment; (iii) securitization expense; and (iv) non-cash charges. The percentage of sales for profitability by segment is relative to each segment's sales.

Net Sales

     Air Distribution Products net sales for the quarter increased $32.3 million to $84.1 million, an increase of 62.4% over the comparable 1998 period. Excluding the effects of acquisitions in 1998 and 1999, net sales increased $8.2 million. This increase was primarily the result of increased market penetration slightly offset by reduced pricing.

     Air Power Products net sales increased $58.0 million to $157.0 million for the quarter, or 58.6% over 1998 results. This increase was primarily due to increased volume of generators as a result of greater consumer awareness of the need for portable alternative power. Increased volume of compressors and pressure washers also attributed substantially to the increase as a result of increased market penetration.

     Plumbing Fixtures net sales increased $0.7 million to $40.8 million for the second quarter of 1999 versus $40.1 million in 1998 primarily due to price increases and product mix.




                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Profitability

     Air Distribution Products profitability increased $3.4 million or 39.5% over the second quarter of 1998. Excluding the effect of acquisitions in 1998 and 1999, profitability increased $0.9 million. This increase was primarily due to increased volume and cost reduction programs, partially offset by reduced pricing, and production inefficiencies and increased distribution costs. The decline in profitability margin was due to the acquisition of Penn Ventilation, which currently generates lower operating margins than the base business.

     Air Power Products profitability increased $9.5 million to $20.2 million, an increase of 88.8% over results of the comparable 1998 period. This increase was primarily due to increased volume, favorable product mix and manufacturing efficiencies, partially offset by increased selling and administrative expenses.

     Plumbing Fixtures profitability decreased $3.3 million to $1.6 million from the second quarter of 1998. This decrease was due principally to increased manufacturing inefficiencies, primarily in the Company's Texas plant, increased workers compensation costs, increased medical insurance costs due to more severe claims than normal, and increased marketing and distribution costs.

     In July 1999, the Company learned that it will be replaced during the fourth quarter of 1999 as a supplier of china and steel product to its largest plumbing products customer. While the future loss of this customer is not material to the Company's financial condition or results of operations, net sales in the Plumbing Fixtures segment would have been 14% lower in 1998 and 16% lower in the six months ended June 30, 1999 without sales to that customer. The Company is currently exploring what impact this future loss of business, if not replaced with other customers, may have on the Plumbing Fixtures segment's operations in the future.

     Depreciation and amortization increased from the second quarter of 1998 primarily as a result of acquisitions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     The following table reflects the Company's historical results of operations for the six months ended June 30, 1999 compared to the results for the comparable period of 1998.

                                              SIX MONTHS ENDED JUNE 30,
                                         1999                            1998
                                                 % OF                            % OF
                                AMOUNT          SALES           AMOUNT          SALES

Net Sales:
Air Distribution Products    $  153.3           30.6%        $    97.1          26.8%
Air Power Products.......       269.4           53.9            188.7           52.1
Plumbing Fixtures........        77.6           15.5             76.5           21.1
   Total Net Sales.......    $  500.3          100.0%        $  362.3          100.0%

Profitability: (a)
Air Distribution Products   $    19.9          13.0%        $    14.1          14.5%
Air Power Products.......        33.1           12.3%            16.7            8.9%
Plumbing Fixtures........         4.4            5.7%             9.3           12.2%
   Segment total ........        57.4           11.5%            40.1           11.1%
Corporate................        (3.3)           n/a             (2.8)           n/a
   Total.................    $    54.1          10.8%        $    37.3          10.3%




(a)Profitability represents income before interest expense and income taxes, excluding the following: (i) depreciation and amortization expense; (ii) the Ultravent. adjustment; (iii) securitization expense; and (iv) non-cash charges. The percentage of sales for profitability by segment is relative to each segment's sales.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)


Net Sales

     Air Distribution Products net sales increased $56.2 million to $153.3 million or 57.9% over 1998 results. Excluding the effect of acquisitions in 1998 and 1999, net sales increased $16.4 million. This increase was primarily due to increased volume in all product lines as a result of increased market penetration, slightly offset by reduced pricing.

     Air Power Products net sales increased $80.7 million to $269.4 million, or 42.7% over the comparable 1998 period. This increase was primarily due to increased volume of generators, compressors and pressure washers due to increased market penetration and continued consumer awareness of the need for portable alternative power. These increases were partially offset by reduced pricing of certain pressure washer accounts.

     Plumbing Fixtures net sales increased $1.1 million to $77.6 million over the comparable 1998 period. This increase was primarily due to favorable pricing and product mix.

Profitability

     Air Distribution Products profitability increased $5.8 million to $19.9 million or 41.1% over the comparable 1998 period. Excluding the effect of acquisitions in 1998 and 1999, profitability increased $3.0 million. This increase was primarily due to increased volume and cost reduction programs, partially offset by reduced pricing, as well as production inefficiencies and increased distribution costs. The decline in profitability margin was due to the acquisition of Penn Ventilation, which generates lower operating margins than the base business.

     Air Power Products profitability increased $16.4 million to $33.1 million or 98.2% over the first six months of 1998. This increase was primarily due to increased volume, favorable product mix and manufacturing efficiencies. These increases were partially offset by increased selling and distribution expenses. Additionally, Air Power Products sold its OEM healthcare pump line which resulted in a gain of $0.4 million in the first quarter of 1999.

     Plumbing Fixtures profitability decreased $4.9 million to $4.4 million in 1999 versus $9.3 million in 1998. This decrease was due principally to increased manufacturing inefficiencies, primarily in the Company's Texas plant, increased workers compensation costs, increased medical insurance costs due to more severe claims than normal, and increased marketing and distribution costs.

     Depreciation and amortization increased from 1998 primarily as a result of acquisitions.

     As discussed in Note 7 to the Company's Condensed Consolidated Financial Statements, the Company reduced its accrual for its share of a Corrective Action Program related to high temperature plastic venting and other related costs by $12 million in the first quarter of 1999. In April of 1999, the first full heating season covered by the Corrective Action Program was completed. The detailed, Company specific information regarding the estimated replacement cost and the number of units replaced during the heating season enabled the Company to revise certain assumptions, including a reduction in both the estimated replacement cost and the number of units to be replaced over the life of the program.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.5 million for the first six months of 1999, compared to a source of $20.9 million for the comparable 1998 period. The change of $24.4 million was primarily due to an increase in working capital requirements to support the growth in overall sales volume.




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

YEAR 2000 READINESS PROGRAM

     The Company and each of its operating subsidiaries have implemented a Year 2000 readiness program with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issues before January 1, 2000. Executive management and the Board of Directors continue to regularly monitor the status of the Company's Year 2000 remediation plans. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and customers.

     The assessment phase of the Year 2000 readiness program, which identified the business systems that may require remediation or replacement and established priorities for repair or replacement, has been completed. The second phase of the Year 2000 readiness program, which involves the actual remediation and replacement of business systems, is substantially complete. The Company's objective is to complete final testing by the third quarter of 1999.

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

     The possible consequences of the Company or third parties not being fully Year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, inventory and supply obsolescence, and possible temporary plant closings. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. The Company is currently developing a contingency plan with respect to the Year 2000 issue, and expects that such a plan will be completed prior to year-end. Failure to meet critical milestones identified in the Company's plans would precipitate alternative actions, including an acceleration of any contingency plan.


                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)


     It is currently estimated that the aggregate cost of the Company's Year 2000 readiness program will approximate between $1.3 and $1.5 million, of which approximately $1.3 million has been expensed through June 30, 1999. These costs are being expensed as incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems or equipment, substantially all of which would be capitalized, are not included in the above estimates.

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



                FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        10.1 - Supplemental Executive Retirement Plan Agreement dated April 30, 1999 between the Company and Gus J. Athas.

        10.2 - Supplemental Executive Retirement Plan Agreement dated April 30, 1999 between the Company and Sam A. Cottone.

        99.1  -  Letter to Bondholders

        99.2  -  Press Release related to the sale of DeVilbiss Air Power
        Company.

     b) Reports on Form 8-K

        Current report on Form 8-K, dated June 30, 1999, related to the expiration of the Mansfield Plumbing Products, Inc. option.




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



Dated:  August 16, 1999