Form 10-Q
period 1999-09-30
FALCON BUILDING PRODUCTS INC
filed 1999-11-15
CIK 923286

-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         As of October 31, 1999, Falcon Building Products, Inc. had the following shares of its various classes of common stock outstanding:

                     963,623 shares of Class A Common Stock
                    6,721,536 shares of Class B Common Stock
                     838,474 shares of Class C Common Stock
                      17,000 shares of Class D Common Stock

-------------------------------------------------------------------------------

                         FALCON BUILDING PRODUCTS, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1999
                                    INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.  Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets .........................................................     3

         Condensed Consolidated Statements of Income and Comprehensive Income...........................     4

         Condensed Consolidated Statements of Cash Flows................................................     5

         Notes to Condensed Consolidated Financial Statements...........................................     6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...............................................    21

PART II. Other Information:

Item 6.   Exhibits and Reports on Form 8-K..............................................................    25


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           1999                1998
                                                                                       -------------       ------------
                                                                                                            (RESTATED)

                                    ASSETS
Current assets:

     Cash and cash equivalents................................................              $ 199.5             $ 66.0
     Trade receivables, net...................................................                 62.4               --
     Inventories, net.........................................................                 51.3               39.9
     Other current assets.....................................................                 14.9               35.8
     Net assets of discontinued operations....................................                 --                 49.9
                                                                                       -------------       ------------
     Total current assets.....................................................                328.1              191.6

Property, plant and equipment, net............................................                 92.3               74.9
Goodwill......................................................................                 51.0               40.1
Other long-term assets........................................................                 16.7               24.1
                                                                                       -------------       ------------
     Total assets.............................................................              $ 488.1            $ 330.7
                                                                                       =============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion long-term debt...........................................                $ 1.1              $ 2.0
     Accounts payable.........................................................                 30.4               24.0
     Accrued income taxes.....................................................                 54.8                3.0
     Accrued liabilities......................................................                 61.2               42.7
                                                                                       -------------       ------------
     Total current liabilities................................................                147.5               71.7

Senior indebtedness...........................................................                  4.8              175.5
Senior subordinated notes.....................................................                251.8              264.3
Accrued employee benefit obligations..........................................                 14.7               11.6
Other long-term liabilities...................................................                 19.2               22.3
                                                                                       -------------       ------------
     Total liabilities........................................................                438.0              545.4
                                                                                       -------------       ------------
Stockholders' equity (deficit):

     Common stock.............................................................                  0.1                0.1
     Notes receivable arising from stock purchase plan........................                 (1.5)              (1.8)
     Retained earnings (deficit)..............................................                 53.3             (209.7)
     Pension liability adjustment.............................................                 (1.8)              (3.3)
                                                                                       -------------       ------------
     Total stockholders' equity (deficit).....................................                 50.1             (214.7)
                                                                                       -------------       ------------
Total liabilities and stockholders' equity....................................              $ 488.1            $ 330.7
                                                                                       =============       ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                     QUARTER ENDED                        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                            --------------------------------        ----------------------------
                                                               1999                  1998             1999                1998
                                                            ---------             ----------        --------           ---------
                                                                                  (RESTATED)                           (RESTATED)

Net sales..............................................      $ 125.3              $ 101.1           $ 356.2             $ 274.6
Cost of sales..........................................        104.6                 84.5             294.1               226.1
                                                            ---------             ----------        --------           --------
     Gross earnings....................................         20.7                 16.6              62.1                48.5

Selling and administrative expenses....................         14.4                  9.1              42.6                26.7
Ultravent..............................................         (0.8)                 --              (12.8)                --
Restructuring charges..................................          8.8                  6.2               8.8                 6.2
Securitization expense.................................          0.4                  0.4               1.2                 1.2
                                                            ---------             ----------        --------           --------
     Operating income..................................         (2.1)                 0.9              22.3                14.4

Net interest expense...................................          5.1                 10.1              24.4                29.1
                                                            ---------             ----------        --------           --------
Loss from continuing operations before
     income taxes......................................         (7.2)                (9.2)             (2.1)              (14.7)
Income tax benefit from continuing
     operations........................................         (2.8)                (3.7)             (0.5)               (5.5)
                                                            ---------             ----------        --------           --------
Loss from continuing operations........................         (4.4)                (5.5)             (1.6)               (9.2)

Discontinued operations, net of taxes:

     Income from operations............................          4.5                  2.8              20.3                 9.6
     Gain on disposal, net of income taxes of $60.8 ...        247.7                  --              247.7                 --
                                                            ---------             ----------        --------           --------
Income (loss) before extraordinary item................        247.8                 (2.7)            266.4                 0.4

Extraordinary item:

     Loss from early retirement of debt, net of
         income tax benefit of $1.7....................         (3.0)                 --               (3.0)                --
                                                            ---------             ----------        --------           --------
Net income (loss)......................................      $ 244.8               $ (2.7)          $ 263.4               $ 0.4
                                                            =========             ==========        ========           ========
Other comprehensive income:
     Minimum pension liability adjustment, net of
         income taxes of $1.1..........................          1.5                  --                1.5                --
                                                            ---------             ----------        --------           --------
Comprehensive income (loss)............................      $ 246.3               $ (2.7)          $ 264.9               $ 0.4
                                                            =========             ==========        ========           ========









                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1999              1998
                                                                                      -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................               $ 263.4           $ 0.4
   Adjustments to reconcile net income to net  cash from (used in) continuing operating activities:
     Depreciation and amortization.........................................                  13.3            11.1
     Accretion of debt discount on subordinated debt.......................                   9.7             8.7
     Deferred income tax provision.........................................                   5.5            --
     Repurchase of accounts receivable.....................................                 (77.0)           --
     Early extinguishment of debt..........................................                   3.0            --
     Restructuring charges.................................................                  11.3             7.2
     Ultravent reserve reduction...........................................                 (12.0)           --
     Gain on sale of business..............................................                (308.5)           --
     Accrual of taxes for gain on sale of business.........................                  60.8            --
     Cash effect of changes in working capital balances, accrued employee benefit obligations, and other long-term liabilities,
       excluding the effects of acquisitions and dispositions..............                 (62.6)          (18.8)
                                                                                       -----------       ---------
   Net cash from (used in) continuing operating activities ................                 (93.1)            8.6
                                                                                       -----------       ---------
   Net cash from (used by) discontinued operations.........................                  (6.8)           23.3
                                                                                       -----------       ---------
   Net cash from (used in) operations......................................                 (99.9)           31.9
                                                                                       -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of business..........................................                 470.6            --
   Purchase of businesses..................................................                 (26.0)           (4.0)
   Capital expenditures....................................................                 (14.1)           (9.8)
   Other...................................................................                   0.1            (1.4)
                                                                                       -----------       ---------
   Net cash from (used in) investing activities............................                 430.6           (15.2)
                                                                                       -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of term loan..................................................                (173.0)           --
   Repurchase of senior subordinated debt..................................                 (21.6)           --
   Net payments on debt....................................................                  (2.6)           (1.0)
                                                                                       -----------       ---------
   Net cash used in financing activities...................................                (197.2)           (1.0)
                                                                                       -----------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                                         133.5            15.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................                  66.0            29.7
                                                                                      -----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................               $ 199.5          $ 45.4
                                                                                      ===========       ==========







                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999
                                     (UNAUDITED)

(1)      SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:

         The accompanying unaudited Condensed Consolidated Financial Statements of Falcon Building Products, Inc. ("Falcon" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments except for the Ultravent adjustment and the Restructuring charges are included for fair presentation. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1998.

         As further discussed in Note 3, on September 3, 1999, the Company sold the stock of Falcon Manufacturing Inc., the parent company of DeVilbiss Air Power Company (together "DeVilbiss") to Pentair, Inc. As a result, DeVilbiss has been reflected as a discontinued operation for all periods presented.

(2)      ACQUISITIONS

         On January 22, 1999, the Company acquired the assets and business of The Penn Ventilation Companies, Inc. ("Penn Ventilation") a manufacturer of air moving and control equipment for commercial and industrial applications. The consideration for Penn Ventilation consisted of $26.0 million in cash, a $3.0 million three-year interest bearing note and non-compete agreement payments totaling $3.0 million. The acquisition was accounted for as a purchase and resulted in $12.4 million of goodwill that is being amortized over 40 years. The allocation of the purchase price to both tangible and intangible assets is still in process, however, the Company does not believe that the final purchase price allocation will differ significantly from the preliminary price allocation at September 30, 1999. Penn Ventilation is part of the Company's Air Distribution Products segment.

(3)      DISCONTINUED OPERATIONS

         In September 1999, the Company sold its Air Power Products segment through the sale of DeVilbiss to Pentair Inc. for cash proceeds of $470.6 million subject to customary purchase price adjustments. The Company recorded a pre-tax gain of $308.5 million and applicable income taxes of $60.8 million with respect to the sale of DeVilbiss. Approximately $15.8 million of expenses were incurred in connection with the sale which primarily represented investment banker fees, legal and accounting fees, transaction bonuses and a settlement loss associated with the transfer of DeVilbiss's portion of the Falcon Cash Balance Plan.

         The following table summarizes key financial data related to the discontinued operations of DeVilbiss.



                                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                              ------------------------      ------------------------
                                                                 1999           1998          1999            1998
                                                              ---------       --------      --------        --------
                                                                                    (UNAUDITED)
Net sales..........................................           $ 102.5          $ 96.4        $ 371.9         $ 285.2
Allocated interest and securitization expense......               4.8             1.5            8.7             5.2
Income tax provision applicable to
  discontinued operations............................             2.7             1.8           13.1             5.7
Income from operations of discontinued business,
  net of applicable income taxes...............                   4.5             2.8           20.3             9.6


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         Certain interest and securitization expense related to the Company has been allocated to discontinued operations. The interest expense allocated to discontinued operations was based on the ratio of net assets sold to total consolidated net assets of the Company plus indebtedness outstanding under the Bank Credit Facility and its Senior Subordinated Notes. The securitization expense allocated to discontinued operations was based on the ratio of the accounts receivable of the subsidiary sold to the total receivables of the Company sold under the accounts receivable securitization program. The Company feels that the methods used to allocated interest and securitization expense to discontinued businesses are reasonable.

         The net current assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1998 amounted to $49.9 million and consisted primarily of inventories and property, plant and equipment, net of accounts payable, accrued liabilities and accrued employee benefit obligations. These amounts have all been classified as current based on the fact that the disposition of these assets was within one year of the balance sheet date.

(4)      INVENTORIES

         Inventory consists of the following (in millions):


                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                           1999                  1998
                                                                       -------------         -------------
                                                                        (UNAUDITED)            (RESTATED)

             Raw materials and supplies.....................               $ 18.2               $ 13.4
             Work in process................................                 13.1                 11.4
             Finished goods.................................                 20.0                 15.1
                                                                       -------------         -------------
                                                                           $ 51.3               $ 39.9
                                                                       =============         =============

(5)      ACCOUNTS RECEIVABLE

         In connection with the sale of DeVilbiss and using a portion of the proceeds therefrom, the Company terminated its accounts receivable securitization program on September 3, 1999 and repurchased the receivables previously sold under this program. Therefore, the Consolidated Balance Sheet at September 30, 1999 reflects accounts receivable. The 1999 expense incurred on the sale of the receivables through the termination date of the program was $1.2 million and is presented as Securitization expense in the Condensed Consolidated Statement of Income, net of amounts allocated to discontinued operations.

(6)      RESTRUCTURING CHARGES

         In the third and fourth quarters of 1998, the Company recorded restructuring and other charges totaling $8.8 million, of which $7.9 million related to the reorganization of its Plumbing Fixtures business (the "Reorganization Plan") and $0.9 million related to the consolidation of two Air Distribution Products manufacturing plants. In the third quarter of 1999, the Company revised its estimate of workers compensation claims related to the Reorganization Plan due to higher than expected claims incurred and recorded an additional $0.8 million of restructuring charges. Of the $9.6 million of restructuring charges recorded, $3.1 million were non-cash charges and $6.5 million were cash charges. Approximately $4.2 million of the cash charges have been expended through September 30, 1999.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         The Reorganization Plan previously mentioned involved, among other items, the restructuring of its steel operations component of its Plumbing Fixtures segment. In the third quarter of 1999, the Company decided to exit the manufacturing of steel products and recorded additional restructuring charges of $10.6 million related to the closure of all of its steel manufacturing operations (the "Steel Restructuring Plan").

         The following table summarizes the costs reflected in the Company's Condensed Consolidated Financial Statements at September 30, 1999; $8.8 million is reflected as Restructuring charges while $2.6 million is included in Cost of sales (in millions):


                                                                  RESTRUCTURING
                                                RESTRUCTURING    CHARGES INCLUDED IN
                                                   CHARGES          COST OF SALES        TOTAL
                                                -------------    -------------------   ---------
Inventory.................................       $    --                 $  2.6         $   2.6
Severance ....................................        0.7                   --              0.7
Fixed asset write-downs ......................        6.1                   --              6.1
Workers compensation .........................        1.7                   --              1.7
Other ........................................        0.3                   --              0.3
                                                -------------    -------------------   ---------
                                                 $    8.8                $  2.6         $  11.4
                                                =============    ===================   =========


      The Inventory adjustments relate primarily to a net realizable value adjustment of the carrying value of existing raw material and work in process inventories as the Company closes its steel manufacturing operations. The Severance costs are for 140 employees who were terminated as a result of the closure. The Fixed asset write-downs relate to the write-down of equipment to the estimated realizable values, which will no longer be used as a result of the Steel Restructuring Plan. The Workers compensation costs represent the increase in claim experience incurred and/or expected to be incurred as a result of the closure of the plants as well as $0.8 million related to a revised estimate of claims associated with the Reorganization Plan of 1998. Approximately $0.1 million has been expended related to the Steel Restructuring Plan through September 30, 1999.

(7)      LONG-TERM DEBT

         On September 3, 1999, using a portion of the proceeds from the sale of DeVilbiss, the Company repaid the term loan portion of the Bank Credit Facility and amended and restated the credit agreement to terminate the term loan portion of the agreement and retain the $125 million revolving credit portion. An extraordinary charge of $2.8 million, net of an income tax benefit of $1.6 million was recorded in conjunction with this repayment, primarily representing the write-off of associated deferred debt issuance costs.

         Senior indebtedness consists of the following (in millions):


                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1999              1998
                                                                   -------------     ------------
                                                                    (UNAUDITED)        (RESTATED)
                    Bank Credit Facility:

                         Revolver.........................            $ --               $ --
                         Term.............................              --                173.5
                                                                   -------------     ------------
                         Total............................              --                173.5
                    Other ................................              5.9                 4.0
                    Less: Current Portion.................             (1.1)               (2.0)
                                                                   -------------     ------------
                         Senior indebtedness..............             $4.8              $175.5
                                                                   =============     ============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         At September 30, 1999, the Company was in compliance with all covenants of the Bank Credit Facility. Availability under the Bank Credit Facility was $121.2 million at September 30, 1999.

         During the quarter, the Company repurchased $20.6 million face value of its Notes and $2.0 million face value of its Discount Notes. An extraordinary charge of $0.2 million, net of an income tax benefit of $0.1 million was recorded in conjunction with these transactions primarily representing the write-off of associated deferred debt issuance costs.

         Senior Subordinated Notes consist of the following (in millions):


                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                            1999                  1998
                                                                       -------------         -------------
                                                                        (UNAUDITED)
                    Notes.................................                 $ 124.4              $ 145.0
                    Discount Notes........................                   127.4                119.3
                                                                       -------------         -------------
                                                                           $ 251.8              $ 264.3
                                                                       =============         =============


         In conjunction with the sale of DeVilbiss, the Company amended the indentures covering the 9 1/2% Senior Subordinated Notes and 10 1/2% Senior Subordinated Discount Notes to release Falcon Manufacturing, Inc. and DeVilbiss Air Power Company as guarantors of these obligations.

         During October 1999, the Company repurchased an additional $104.4 million face value of its Notes and $81.3 million face value of its Discount Notes. An extraordinary charge of $1.9 million, net of an income tax benefit of $1.1 million will be recorded in the fourth quarter in conjunction with these transactions primarily representing the write-off of associated deferred debt issuance costs.

(8)      COMMITMENTS AND CONTINGENCIES

         As further discussed in the Company's Annual Report on Form 10-K, in 1997, the Company recorded a pre-tax charge of $32.8 million ($20.0 million, net of income tax) for an estimate of its share of the cost of a Corrective Action Program in the United States, resolution of litigation in Canada and the United States including class action litigation, legal fees and other costs related to an issue regarding high temperature plastic venting. In April of 1999, the first full heating season covered by the Corrective Action Program was completed. The detailed, Company specific information regarding the estimated replacement cost and the number of units replaced during the heating season enabled the Company to revise certain assumptions including a reduction in both the estimated replacement cost and the number of units to be replaced over the life of the program. The revision of the above assumptions resulted in a $12.0 million pre-tax reduction of the aforementioned reserve in the first quarter of 1999. Additionally, the Company received an insurance reimbursement representing a partial settlement of a previously filed lawsuit against certain insurance carriers for reimbursement of costs associated with the Corrective Action Program, which resulted in a $0.8 million pre-tax gain in the third quarter of 1999.

(9)      GUARANTOR SUBSIDIARIES

         The Company's payment obligations under the Notes and the Discount Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by the subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"), other than Falcon Receivable Program, Inc., a special purpose corporation formed for the Company's accounts receivable securitization program. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the Bank Credit Facility. As discussed in Note 7, due to the sale to Pentair, Inc., Falcon Manufacturing, Inc. and DeVilbiss Air Power Company were released as guarantors of the Notes and Discount Notes. As such, they are now reflected as discontinued operations in the guarantor subsidiaries column of the consolidating financial statements.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Parent Company pre-tax expense has been allocated to the Guarantor Subsidiaries on a quarterly basis in 1999 as compared to an annual basis in December 1998.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               September 30, 1999
                              (dollars in millions)
                                   (Unaudited)


                                                                                     NON-
                                                 PARENT          GUARANTOR        GUARANTOR
                                                 COMPANY        SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS       CONSOLIDATED
                                               ----------     --------------    -------------    ---------------    --------------
                                                                 ASSETS
Current assets:

     Cash and cash equivalents.............      $ 197.7              $ 1.8          $ --              $  --              $ 199.5
     Trade receivables, net................          --                62.4            --                 --                 62.4
     Inventories, net......................          --                51.3            --                 --                 51.3
     Other current assets..................          1.4               13.5            --                 --                 14.9
                                               ----------     --------------    -------------    ---------------    --------------
     Total current assets..................        199.1              129.0            --                 --                328.1

Property, plant and equipment, net.........          0.4               91.9            --                 --                 92.3
Goodwill...................................          --                51.0            --                 --                 51.0
Investment in and advances
     to/from subsidiaries..................        172.7             (126.4)           5.9               (52.2)              --
Other long-term assets.....................         13.7                3.0            --                 --                 16.7
                                               ----------     --------------    -------------    ---------------    --------------
     Total assets..........................      $ 385.9            $ 148.5          $ 5.9             $ (52.2)           $ 488.1
                                               ==========     ==============    =============    ===============    ===============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion long-term debt........       $ --                $ 1.1          $ --              $ --                 $ 1.1
     Accounts payable......................          0.1               30.3            --                --                  30.4
     Accrued income taxes..................         60.0               (5.2)           --                --                  54.8
     Accrued liabilities...................         16.5               44.7            --                --                  61.2
                                               ----------     --------------    -------------    ---------------    --------------
     Total current liabilities.............         76.6               70.9            --                --                 147.5

Long-term debt.............................        251.8                4.8            --                --                 256.6
Other long-term liabilities................          6.6               27.3            --                --                  33.9
                                               ----------     --------------    -------------    ---------------    --------------
     Total liabilities.....................        335.0              103.0           --                --                  438.0
                                               ----------     --------------    -------------    ---------------    --------------

Stockholders' equity (deficit):

     Common stock..........................          0.1             --               --                     --               0.1
     Additional paid-in capital............          --                42.9              6.5               (49.4)           --
     Retained earnings (deficit)...........         53.3                3.4             (0.6)               (2.8)            53.3
     Pension liability adjustment..........         (1.0)              (0.8)           --                --                  (1.8)
     Other.................................         (1.5)            --                --                --                  (1.5)
                                               ----------     --------------    -------------    ---------------    --------------
     Total stockholders' equity (deficit)..         50.9               45.5              5.9               (52.2)            50.1
                                               ----------     --------------    -------------    ---------------    --------------
Total liabilities and stockholders' equity.      $ 385.9            $ 148.5            $ 5.9             $ (52.2)         $ 488.1
                                               ==========     ==============    =============    ================   ==============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1999


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1998
                              (dollars in millions)
                                   (Restated)


                                                                                     NON-
                                                 PARENT          GUARANTOR        GUARANTOR
                                                 COMPANY        SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS       CONSOLIDATED
                                               ----------     --------------    -------------    ---------------    --------------

                                                                 ASSETS
Current assets:

     Cash and cash equivalents.............       $ 62.7           $  0.5             $ 2.8          $    --             $ 66.0
     Inventories, net......................         --               39.9               --                --               39.9
     Other current assets..................          0.5             12.8              22.5               --               35.8
     Net assets of discontinued operations.         --               49.9               --                --               49.9
                                               ----------     --------------    -------------    ---------------    --------------
     Total current assets..................         63.2            103.1              25.3               --              191.6

Property, plant and equipment, net.........          0.5             74.4               --                --               74.9
Goodwill...................................         --               40.1               --                --               40.1
Investment in and advances
     to/from subsidiaries..................        163.2            (98.2)            (18.9)            (46.1)              --
Other long-term assets.....................         21.8              2.3               --               --                24.1
                                               ----------     --------------    -------------    ---------------    --------------
     Total assets..........................       $248.7           $121.7             $ 6.4           $ (46.1)           $330.7
                                               ==========     ==============    =============    ===============    ==============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion long-term debt........       $  1.0           $  1.0            $  --            $  --              $  2.0
     Accounts payable......................          0.1             23.9               --               --                24.0
     Accrued liabilities...................         18.4             27.0               0.3              --                45.7
                                               ----------     --------------    -------------    ---------------    --------------
     Total current liabilities.............         19.5             51.9               0.3              --                71.7

Long-term debt.............................        436.8              3.0               --               --               439.8
Other long-term liabilities................          6.3             27.6               --               --                33.9
                                               ----------     --------------    -------------    ---------------    --------------
     Total liabilities.....................        462.6             82.5               0.3              --               545.4
                                               ----------     --------------    -------------    ---------------    --------------

Stockholders' equity (deficit):

     Common stock..........................          0.1             --                 --               --                 0.1
     Additional paid-in capital............          --             431.6               6.5            (438.1)              --
     Retained earnings (deficit)...........       (209.7)          (391.6)             (0.4)            392.0            (209.7)
     Pension liability adjustment..........         (2.5)            (0.8)              --               --                (3.3)
     Other.................................         (1.8)            --                 --               --                (1.8)
                                               ----------     --------------    -------------    ---------------    --------------
     Total stockholders' equity (deficit)..       (213.9)            39.2               6.1             (46.1)           (214.7)
                                               ----------     --------------    -------------    ---------------    --------------
Total liabilities and stockholders' equity.       $248.7           $121.7             $ 6.4            $(46.1)           $330.7
                                               ==========     ==============    =============    ===============    ==============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT
                       OF INCOME AND COMPREHENSIVE INCOME
                      Three Months Ended September 30, 1999
                              (dollars in millions)
                                   (Unaudited)

                                                                                         NON-
                                                     PARENT           GUARANTOR        GUARANTOR
                                                     COMPANY        SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                     --------         ---------       -----------     ------------     ------------
Net sales........................................   $   --            $ 125.3         $    --              $ --           $ 125.3
Cost of sales....................................       --              104.6              --                --             104.6
                                                     --------         ---------       -----------     ------------     ------------
     Gross earnings..............................       --               20.7              --                --              20.7
Selling and administrative expenses..............       2.1              12.3              --                --              14.4
Ultravent........................................       --               (0.8)             --                --              (0.8)
Restructuring charges............................       --                8.8              --                --               8.8
Securitization expense...........................       0.9               --              (0.5)              --               0.4
                                                     --------         ---------       -----------     ------------     ------------
     Operating income (loss).....................      (3.0)              0.4              0.5               --              (2.1)
Corporate allocation.............................      (8.4)              8.4              --                --               --
Net interest expense.............................       4.4               0.1              0.6               --               5.1
                                                     --------         ---------       -----------     ------------     ------------
Income (loss) from continuing operations
     before income taxes.........................       1.0              (8.1)            (0.1)              --              (7.2)
Provision (benefit) for income taxes.............       0.3              (3.1)             --                --              (2.8)
                                                     --------         ---------       -----------     ------------     ------------
Income (loss) from continuing
     operations..................................       0.7              (5.0)            (0.1)              --              (4.4)
Discontinued operations, net of taxes:
     Income  from operations.....................       --                4.5              --                --               4.5
     Gain on disposal, net of income taxes of
     $60.8.......................................     247.7               --               --                --             247.7
                                                     --------         ---------       -----------     ------------     ------------
Income (loss) before extraordinary item..........     248.4              (0.5)            (0.1)              --             247.8
Extraordinary item:
     Loss from early retirement of debt, net of
         income tax benefit of $1.7..............      (3.0)              --               --                --              (3.0)
                                                     --------         ---------       -----------     ------------     ------------
     Income (loss) before equity in income of
          consolidated subsidiaries..............     245.4              (0.5)            (0.1)              --             244.8
Equity in income of consolidated subsidiaries....      (0.6)              --               --                 0.6             --
                                                     --------         ---------       -----------     ------------     ------------
Net income (loss)................................   $ 244.8            $ (0.5)          $ (0.1)             $ 0.6         $ 244.8
                                                    =========         =========       ===========     ============     ============


Other comprehensive income:

     Minimum pension liability adjustment net
          of income taxes of $1.1 ...............       1.5               --                --                --              1.5
                                                     --------         ---------       -----------     ------------     ------------
Comprehensive income (loss)......................   $ 246.3            $ (0.5)          $ (0.1)             $ 0.6         $ 246.3
                                                    =========         =========       ===========     ============     ============

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         Three Months Ended September 30, 1998
                              (dollars in millions)
                                   (Unaudited)
                                   (Restated)


                                                                                           NON-
                                                        PARENT           GUARANTOR      GUARANTOR
                                                        COMPANY        SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                     -------------     -------------    -----------    ------------    ------------
Net sales........................................        $ --            $ 101.1        $    --           $  --           $ 101.1
Cost of sales....................................          --               84.5             --              --              84.5
                                                     -------------     -------------    -----------    ------------    ------------
  Gross earnings.................................          --               16.6             --              --              16.6
Selling and administrative expenses..............          1.9               7.2             --              --               9.1
Restructuring charges............................          --                6.2             --              --               6.2
Securitization expense...........................          1.3               --             (0.9)            --               0.4
                                                     -------------     -------------    -----------    ------------    ------------
  Operating income (loss)........................         (3.2)              3.2             0.9             --               0.9
Net interest expense.............................          9.7               --              0.4             --              10.1
                                                     -------------     -------------    -----------    ------------    ------------
Income (loss) before income taxes................        (12.9)              3.2             0.5             --              (9.2)
Provision (benefit) for income taxes.............         (5.1)              1.2             0.2             --              (3.7)
                                                     -------------     -------------    -----------    ------------    ------------
Income (loss) from continuing operations.........         (7.8)              2.0             0.3             --              (5.5)
Discontinued operations, net of taxes:
  Income from operations......................             --                2.8             --              --               2.8
                                                     -------------     -------------    -----------    ------------    ------------
Income (loss) before equity in income of
  consolidated subsidiaries...................            (7.8)              4.8             0.3             --              (2.7)
Equity in income of consolidated subsidiaries....          5.1               --              --             (5.1)             --
                                                     -------------     -------------    -----------    ------------    ------------
Net income (loss)................................       $ (2.7)            $ 4.8           $ 0.3          $ (5.1)          $ (2.7)
                                                     =============     =============    ===========    ============    ============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT
                       OF INCOME AND COMPREHENSIVE INCOME
                      Nine months Ended September 30, 1999
                              (dollars in millions)
                                   (Unaudited)

                                                                                         NON-
                                                        PARENT           GUARANTOR     GUARANTOR
                                                        COMPANY        SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                     -------------     -------------  ------------   ------------    ------------
Net sales........................................         $ --            $ 356.2         $ --            $ --         $ 356.2
Cost of sales....................................           --              294.1           --              --           294.1
                                                     -------------     -------------  ------------   ------------    ------------
     Gross earnings..............................           --               62.1           --              --            62.1
Selling and administrative expenses..............           6.0              36.6           --              --            42.6
Ultravent........................................           --              (12.8)          --              --           (12.8)
Restructuring charges............................           --                8.8           --              --             8.8
Securitization expense...........................           3.0               --           (1.8)            --             1.2
                                                     -------------     -------------  ------------   ------------    ------------
     Operating income (loss).....................          (9.0)             29.5           1.8             --            22.3
Corporate allocation.............................         (24.8)             24.8           --              --             --
Net interest expense.............................          22.0               0.5           1.9             --            24.4
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) from continuing operations before
     income taxes................................          (6.2)              4.2          (0.1)            --            (2.1)
Provision (benefit) for income taxes.............          (2.2)              1.7           --              --            (0.5)
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) before continuing operations.......          (4.0)              2.5          (0.1)            --            (1.6)
Discontinued operations, net of taxes:
     Income from operations......................           --               20.3           --              --            20.3
     Gain on disposal net of income taxes
          of $60.8...............................         247.7               --            --              --           247.7
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) before extraordinary item..........         243.7              22.8          (0.1)            --           266.4
Extraordinary item:

     Loss from early retirement of debt, net of
          income tax benefit of $1.7.............          (3.0)              --            --              --            (3.0)
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) before equity in income of
    consolidated subsidiaries....................         240.7              22.8          (0.1)            --           263.4
Equity in income of consolidated subsidiaries....          22.7               --            --             (22.7)          --
                                                     -------------     -------------  ------------   ------------    ------------
Net income.......................................       $ 263.4            $ 22.8        $ (0.1)         $ (22.7)        263.4
                                                     =============     =============  ============   ============    ============
Other comprehensive income:

     Minimum pension liability adjustment net
          of income taxes of $1.1 ...............           1.5               --             --             --             1.5
                                                     -------------     -------------  ------------   ------------    ------------
Comprehensive income (loss)......................       $ 264.9            $ 22.8        $ (0.1)         $ (22.7)      $ 264.9
                                                     =============     =============  ============   ============    ============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        Nine months Ended September 30, 1998
                              (dollars in millions)
                                   (Unaudited)
                                   (Restated)



                                                                                         NON-
                                                        PARENT           GUARANTOR     GUARANTOR
                                                        COMPANY        SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                     -------------     -------------  ------------   ------------    ------------
Net sales........................................         $ --            $ 274.6          $ --          $ --           $ 274.6
Cost of sales....................................           --              226.1            --            --             226.1
                                                     -------------     -------------  ------------   ------------    ------------
     Gross earnings..............................           --               48.5            --            --              48.5
Selling and administrative expenses..............           5.3              21.4            --            --              26.7
Restructuring charges............................           --                6.2            --            --               6.2
Securitization expense...........................           3.2               --            (2.0)          --               1.2
                                                     -------------     -------------  ------------   ------------    ------------
     Operating income (loss).....................          (8.5)             20.9            2.0           --              14.4
Net interest expense.............................          27.7               0.2            1.2           --              29.1
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) before income taxes................         (36.2)             20.7            0.8           --             (14.7)
Provision (benefit) for income taxes.............         (13.9)              8.1            0.3           --              (5.5)
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) from continuing operations.........         (22.3)             12.6            0.5           --              (9.2)
Discontinued operations, net of tax:
     Income from operations......................           --                9.6             --            --              9.6
                                                     -------------     -------------  ------------   ------------    ------------
Income (loss) before equity in income of
     consolidated subsidiaries...................         (22.3)              22.2           0.5            --              0.4
Equity in income of consolidated subsidiaries....          22.7               --              --          (22.7)            --
                                                     -------------     -------------  ------------   ------------    ------------
Net income.......................................         $ 0.4             $ 22.2         $ 0.5        $ (22.7)          $ 0.4
                                                     =============     =============  ============   ============    ============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 1999
                              (dollars in millions)
                                   (Unaudited)


                                                                                         NON-
                                                        PARENT           GUARANTOR     GUARANTOR
                                                        COMPANY        SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                     -------------     -------------  ------------   ------------    ------------
Cash flows from (used in) operating activities...       $ (79.9)            $ 16.9        $ (36.9)        $ --           $ (99.9)
                                                     -------------     -------------  ------------   ------------    ------------
Cash flows from (used in) investing activities:
     Proceeds from sale of business..............         470.6                --             --            --             470.6
     Purchase of business........................          --                (26.0)           --            --             (26.0)
     Capital expenditures........................          --                (14.1)           --            --             (14.1)
     Other.......................................           0.3               (0.2)           --            --               0.1
                                                     -------------     -------------  ------------   ------------    ------------
     Net cash from (used in) investing activities         470.9              (40.3)           --            --             430.6
                                                     -------------     -------------  ------------   ------------    ------------
Cash flows from (used in) financing activities:

     Advances (to) from affiliate................         (60.9)              26.8           34.1           --               --
     Repayment of term loan......................        (173.0)            --                --            --            (173.0)
     Repurchase of senior subordinated debt......         (21.6)            --                --            --             (21.6)
     Net payments on debt........................          (0.5)              (2.1)           --            --              (2.6)
                                                     -------------     -------------  ------------   ------------    ------------
     Net cash from (used in) financing activities        (256.0)              24.7           34.1           --            (197.2)
                                                     -------------     -------------  ------------   ------------    ------------
Change in cash and cash equivalents..............         135.0                1.3           (2.8)          --             133.5
Cash and cash equivalents, beginning of
     period......................................          62.7                0.5            2.8           --              66.0
                                                     -------------     -------------  ------------   ------------    ------------
Cash and cash equivalents, end of period.........       $ 197.7              $ 1.8        $   --          $ --           $ 199.5
                                                     =============     =============  ============   ============    ============

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                   (RESTATED)


(9)      GUARANTOR SUBSIDIARIES (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 1998
                              (dollars in millions)
                                   (Unaudited)
                                   (Restated)



                                                                                         NON-
                                                        PARENT           GUARANTOR     GUARANTOR
                                                        COMPANY        SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                     -------------     -------------  ------------   ------------    ------------
Cash flows from (used in) operating activities...       $ (18.6)            $ 69.2       $ (18.7)         $ --           $ 31.9
                                                     -------------     -------------  ------------   ------------    ------------
Cash flows used in investing activities:
     Purchase of business........................          --                 (4.0)           --            --             (4.0)
     Capital expenditures........................          (0.4)              (9.4)           --            --             (9.8)
     Other.......................................          (0.8)              (0.6)           --            --             (1.4)
                                                     -------------     -------------  ------------   ------------    ------------
     Net cash used in investing activities.......          (1.2)             (14.0)           --            --            (15.2)
                                                     -------------     -------------  ------------   ------------    ------------
Cash flows from (used in) financing activities:

     Advances (to) from affiliate................          35.8              (54.8)         19.0            --              --
     Net payments on debt........................          (0.5)              (0.5)           --            --             (1.0)
                                                     -------------     -------------  ------------   ------------    ------------
     Net cash from (used in) financing activities          35.3              (55.3)         19.0            --             (1.0)
                                                     -------------     -------------  ------------   ------------    ------------
Change in cash and cash equivalents..............          15.5               (0.1)          0.3            --             15.7
Cash and cash equivalents, beginning of
     period......................................          29.1                0.5           0.1            --             29.7
                                                     -------------     -------------  ------------   ------------    ------------
Cash and cash equivalents, end of period.........        $ 44.6              $ 0.4         $ 0.4          $ --           $ 45.4
                                                     =============     =============  =============  ============    ============


                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(10)     BUSINESS SEGMENT INFORMATION

         As discussed in Note 3, DeVilbiss, which comprised the Company's Air Power Products segment, was sold to Pentair, Inc. The Company has two remaining operating segments: Air Distribution Products, and Plumbing Fixtures. In January 1999 the Company acquired Penn Ventilation (see Note 2), which is included as part of the Air Distribution Products segment.




                                                                  QUARTER ENDED                             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                                SEPTEMBER 30,
                                                          --------------------------------           ---------------------------
                                                             1999                1998                   1999            1998
                                                          ------------      --------------           ----------      -----------
                                                                               (RESTATED)                             (RESTATED)
                                                                 (IN MILLIONS)                               (IN MILLIONS)
                                                                  (UNAUDITED)                                 (UNAUDITED)
 NET SALES:

    Air Distribution Products.....................            $ 85.7              $ 61.0                $ 239.0          $ 158.0
    Plumbing Fixtures.............................              39.6                40.1                  117.2            116.6
                                                          ------------      --------------           ----------      -----------
       Total......................................           $ 125.3             $ 101.1                $ 356.2          $ 274.6
                                                          ------------      --------------           ----------      -----------
                                                          ------------      --------------           ----------      -----------
 SEGMENT PROFITABILITY:(a)

    Air Distribution Products.....................            $ 12.1               $ 9.5                 $ 32.0          $  23.6
    Plumbing Fixtures.............................               2.6                 4.6                    7.0             13.8
                                                          ------------      --------------           ----------      -----------
       Total......................................            $ 14.7              $ 14.1                 $ 39.0          $  37.4
                                                          ============      ==============           ============      =========

 RECONCILIATION OF SEGMENT PROFITABILITY TO LOSS
   FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
 Total segment profitability......................            $ 14.7              $ 14.1                 $ 39.0          $ 37.4
 Corporate........................................              (1.8)               (1.6)                  (5.1)           (4.4)
 Non-cash retiree medical.........................              (0.2)               (0.2)                  (0.5)           (0.5)
 Ultravent........................................               0.8                 --                    12.8             --
 Depreciation and amortization....................              (3.8)               (3.1)                 (11.3)           (9.0)
 Restructuring charges............................             (11.4)               (7.9)                 (11.4)           (7.9)
 Net interest expense.............................              (5.1)              (10.1)                 (24.4)          (29.1)
 Securitization expense...........................              (0.4)               (0.4)                  (1.2)           (1.2)
                                                          ------------      --------------           ------------      ---------
    Loss from continuing operations before
        income taxes..............................            $ (7.2)             $ (9.2)                $ (2.1)        $ (14.7)
                                                          ============      ==============           ============      =========




                                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                                      1999              1998
                                                                                                 -------------     -------------
                                                                                                           (IN MILLIONS)
                                                                                                  (UNAUDITED)          (RESTATED)
 SEGMENT ASSETS(b):

    Air Distribution Products.........................................................               $ 175.7            $ 110.3
    Plumbing Fixtures.................................................................                  99.2              100.0
                                                                                                 -------------     -------------
       Total Segment Assets...........................................................               $ 274.9            $ 210.3
                                                                                                 =============     =============
 RECONCILIATION OF SEGMENT ASSETS TO TOTAL ASSETS:

    Total Segment Assets..............................................................               $ 274.9            $ 210.3
    Securitized Receivables...........................................................                  --                (40.6)
    Corporate and other(c)............................................................                 213.2              111.1
    Net assets of discontinued operations.............................................                  --                 49.9
                                                                                                 -------------     -------------
       Total Assets...................................................................               $ 488.1            $ 330.7
                                                                                                 =============     =============

-----------------------

(a) Profitability represents income before interest expense and income taxes, excluding the following: (i) depreciation and amortization expense; (ii) Ultravent-Registered Trademark-; (iii) restructuring charges; (iv) securitization expense; and (v) certain non-cash charges.

(b) Segment assets in 1998 include accounts receivable sold under the securitization program.

(c) Corporate and other represents corporate assets, primarily consisting of cash, deferred financing fees and in 1998, residual interest in accounts receivable sold under the securitization program.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

(11)     OTHER MATTERS

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

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         Following is a discussion of the results of operations of the Company and its subsidiaries for the quarter and nine months ended September 30, 1999 as compared to the quarter and nine months ended September 30, 1998, which should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As discussed in Note 3 to the Company's Condensed Consolidated Financial Statements, the Company sold its Air Power Products segment in the third quarter of 1999. The Company, therefore, has two remaining segments.

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         The following table reflects the Company's historical results of operations for the quarter ended September 30, 1999 compared to the results for the comparable period of 1998. Historical amounts have been restated to exclude the results of discontinued operations.

                                                          QUARTER ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------------
                                                    1999                                   1998
                                         -----------------------------        -----------------------------
                                                             % OF                                 % OF
                                             AMOUNT         SALES                 AMOUNT          SALES
                                         -------------   -------------        -------------   -------------
                                                                                      (RESTATED)
                                                               (DOLLARS IN MILLIONS)
  Net Sales:
  Air Distribution Products....             $  85.7          68.4%                $ 61.0           60.3%
  Plumbing Fixtures............                39.6          31.6                   40.1           39.7
                                         -------------   -------------        -------------   -------------
     Total Net Sales...........             $ 125.3         100.0%               $ 101.1          100.0%
                                         =============   =============        =============   =============
  Profitability: (a)
  Air Distribution Products....              $ 12.1          14.1%                 $ 9.5           15.6%
  Plumbing Fixtures............                 2.6           6.6%                   4.6           11.5%
                                         -------------                        -------------
     Segment total ............                14.7          11.7%                  14.1           14.0%
  Corporate....................                (1.8)          N/A                   (1.6)           N/A
                                         -------------                        -------------
     Total.....................              $ 12.9          10.3%                $ 12.5           12.4%
                                         =============                        =============

---------------
(a) Profitability represents income before interest expense and income taxes, excluding the following: (i) depreciation and amortization expense; (ii) Ultravent-Registered Trademark-; (iii) restructuring charges; (iv) securitization expense; and (v) certain non-cash charges. The percentage of sales for profitability by segment is relative to each segment's sales.

NET SALES

         Air Distribution Products net sales for the quarter increased $24.7 million to $85.7 million, an increase of 40.5% over the comparable 1998 period. Excluding the effects of acquisitions in 1999, net sales increased $3.0 million. This increase was primarily the result of increased market penetration partially offset by reduced pricing.

         Plumbing Fixtures net sales decreased $0.5 million to $39.6 million for the third quarter of 1999 versus $40.1 million in 1998 primarily due to reduced volume of steel products as the Company continues to de-emphasize sales of this product line of the business.

PROFITABILITY

         Air Distribution Products profitability increased $2.6 million or 27.4% over the third quarter of 1998. Excluding the effect of acquisitions in 1999, profitability increased $0.6 million. This increase was primarily due to increased volume and cost reduction programs, partially offset by reduced pricing. The overall decline in profitability margin is due to the acquisition of Penn Ventilation, which currently operates at lower margins than the remaining product lines within the Air Distribution business.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

         Plumbing Fixtures profitability decreased $2.0 million to $2.6 million from the third quarter of 1998. This decrease was due principally to increased manufacturing inefficiencies, primarily in the Company's Texas plant, increased workers compensation costs, increased medical insurance costs due to the severity of claims in 1999, and increased marketing and distribution costs.

         The Company will be replaced beginning in the fourth quarter of 1999 as a supplier of china and steel product to its largest plumbing product customer. While the future loss of this customer is not material to the Company's financial condition, results of operations or cash flows, net sales in the Plumbing Fixtures segment would have been 13% lower in 1998 and 17% lower in the nine months ended September 30, 1999 without sales to that customer. The Company is currently exploring what impact this future loss of business, if not replaced with other customers, may have on the Plumbing Fixtures segment's operations in the future.

         Depreciation and amortization increased from the third quarter of 1998 primarily as a result of the Penn Ventilation acquisition.

         Special charges consisted of restructuring charges of $11.4 and $7.9 million in 1999 and 1998, respectively. See Note 6 to the Company's Condensed Consolidated Financial Statements for further discussion of these charges. Additionally, as discussed in Note 8 to the Company's Condensed Consolidated Financial Statements, in August of 1999, the Company received a partial settlement of a previously filed lawsuit against certain insurance carriers for reimbursement of costs associated with the Corrective Action Program in the amount of $0.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following table reflects the Company's historical results of operations for the nine months ended September 30, 1999 compared to the results for the comparable period of 1998. Historical amounts have been restated to exclude the results of discontinued operations.

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------
                                                     1999                                  1998
                                         -----------------------------        -----------------------------
                                                             % OF                                  % OF
                                             AMOUNT          SALES                AMOUNT           SALES
                                         -------------   -------------        -------------   -------------
                                                                                        (RESTATED)
                                                            (DOLLARS IN MILLIONS)
  Net Sales:
  Air Distribution Products....             $ 239.0          67.1%               $ 158.0           57.5%
  Plumbing Fixtures............               117.2          32.9                  116.6            42.5
                                         -------------   -------------        -------------   -------------
     Total Net Sales...........             $ 356.2         100.0%               $ 274.6          100.0%
                                         =============   =============        =============   =============

  Profitability: (a)
  Air Distribution Products....              $ 32.0          13.4%                $ 23.6           14.9%
  Plumbing Fixtures............                 7.0           6.0%                  13.8           11.8%
                                         -------------                        -------------
     Segment total ............                39.0          11.0%                  37.4           13.6%
  Corporate....................                (5.1)          N/A                   (4.4)           N/A
                                         -------------                        -------------
     Total.....................              $ 33.9           9.5%                $ 33.0           12.0%
                                         =============                        =============

-------------
(a) Profitability represents income before interest expense and income taxes, excluding the following: (i) depreciation and amortization expense; (ii) Ultravent-Registered Trademark-; (iii) restructuring charges; (iv) securitization expense; and (v) certain non-cash charges. The percentage of sales for profitability by segment is relative to each segment's sales.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

NET SALES

         Air Distribution Products net sales increased $81.0 million to $239.0 million or 51.2% over 1998 results. Excluding the effect of acquisitions in 1998 and 1999, net sales increased $19.4 million. This increase was primarily due to increased volume in all product lines as a result of increased market penetration, partially offset by reduced pricing.

         Plumbing Fixtures net sales increased $0.6 million to $117.2 million over the comparable 1998 period. This increase was primarily due to favorable pricing on selected products and product mix, partially offset by reduced volume of steel.

PROFITABILITY

         Air Distribution Products profitability increased $8.4 million to $32.0 million or 35.6% over the comparable 1998 period. Excluding the effect of acquisitions in 1998 and 1999, profitability increased $3.6 million. This increase was primarily due to increased volume and cost reduction programs, partially offset by reduced pricing and increased distribution costs. The overall decline in profitability margin is due to the acquisition of Penn Ventilation, which operates at lower operating margins than the remaining product lines within the Air Distribution business.

         Plumbing Fixtures profitability decreased $6.8 million to $7.0 million in 1999 versus $13.8 million in 1998. This decrease was due principally to increased manufacturing inefficiencies, primarily in the Company's Texas plant, increased workers compensation costs, increased medical insurance costs due to the severity of claims in 1999, and increased marketing and distribution costs.

         Depreciation and amortization increased from 1998 primarily as a result of acquisitions.

         Special charges consisted of restructuring charges of $11.4 and $7.9 million in 1999 and 1998, respectively. See Note 6 to the Company's Condensed Consolidated Financial Statements for further discussion of these charges. Additionally, as discussed in Note 8 to the Company's Condensed Consolidated Financial Statements, the Company reduced its accrual for its share of a Corrective Action Program related to high temperature plastic venting and other related costs by $12 million in the first quarter of 1999. In April of 1999, the first full heating season covered by the Corrective Action Program was completed. The detailed, Company specific information regarding the estimated replacement cost and the number of units replaced during the heating season enabled the Company to revise certain assumptions, including a reduction in both the estimated replacement cost and the number of units to be replaced over the life of the program. In August of 1999, the Company received a partial settlement related to a previously filed lawsuit against certain insurance carriers for reimbursement of costs associated with the Corrective Action Program in the amount of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in continuing operating activities was $93.1 million for the first nine months of 1999, compared to a source of $8.6 million for the comparable 1998 period. The decrease of $101.7 million was primarily due to the $77.0 million cash paid to terminate the Company's asset securitization program and an increase in working capital requirements to support the growth in overall sales volume.

         As discussed in Note 2 to the Company's Condensed Consolidated Financial Statements, the Company acquired the assets and business of Penn Ventilation on January 22, 1999. The consideration for Penn Ventilation consisted of $26.0 million in cash, a $3.0 million three-year interest bearing note and non-compete agreement payments totaling $3.0 million.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

         As discussed in Notes 3, 5 and 7 to the Company's Condensed Consolidated Financial Statements, the Company received cash proceeds of $470.6 million related to the sale of DeVilbiss. Using a portion of the proceeds, the Company paid $77.0 million to repurchase previously sold receivables and terminate its accounts receivable securitization program and $173.0 million to repay the outstanding balance on the term loan portion of its Bank Credit Facility. Approximately $15.8 million of the proceeds was or will be used to fund expenses associated with the sale including investment banker fees, legal and accounting fees and DeVilbiss transaction bonuses. Additionally, the Company paid $22.2 million in the third quarter related to the repurchase of a portion of its 9 1/2% Senior Subordinated Notes and 10 1/2% Senior Subordinated Discount Notes. In October 1999, the Company paid $166.7 million related to additional repurchases of its Subordinated Notes.

         The Company believes that operating cash flows, and availability under the Bank Credit Facility will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet other operating needs for the foreseeable future.

         The Company will continue to explore strategic alternatives with respect to its Air Distribution Products segment and Plumbing Fixtures segment, including potential acquisitions to enhance the businesses and potential divestitures or other transactions to maximize shareholder value.

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

         The assessment phase of the Year 2000 readiness program, which identified the business systems that may require remediation or replacement and established priorities for repair or replacement, has been completed. The second phase of the Year 2000 readiness program, which involves the actual remediation and replacement of business systems, is substantially complete. The Company anticipates completing final testing early in the fourth quarter of 1999.

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

         The possible consequences of the Company or third parties not being fully Year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, inventory and supply obsolescence, and possible temporary plant closings. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. The Company is continuing to develop and implement contingency plans with respect to the Year 2000 issue, and expects that such plans will be completed prior to year-end. Failure to meet critical milestones identified in the Company's plans would precipitate alternative actions, including an acceleration of any contingency plan.

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

         It is currently estimated that the aggregate cost of the Company's Year 2000 readiness program will approximate between $1.3 and $1.5 million, of which approximately $1.3 million has been expensed through September 30, 1999. These costs are being expensed as incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems or equipment, substantially all of which would be capitalized, are not included in the above estimates.

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

                 FALCON BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               99.1  - Letter to Bondholders

         b)    Reports on Form 8-K

               Current report on Form 8-K, dated September 3, 1999 related to the sale of DeVilbiss.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FALCON BUILDING PRODUCTS, INC.

                                        By:      /s/ Anthony J. Navitsky
                                                 ------------------------------
                                                 Anthony J. Navitsky
                                                 Vice President -Finance
                                                 and Treasurer

Dated:  November 15, 1999